Form 10-Q
period 1996-07-31
DEPOTECH CORP
filed 1996-08-13
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___ to ___.

                         Commission file number 0-26862

                              DEPOTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

         California                                             33-0387911
(State or Other Jurisdiction                                 (I.R.S. Employer
     of Incorporation or                                   Identification No.)
        Organization)

                           10450 Science Center Drive
                           San Diego, California 92121
               (Address of principal executive offices, zip code)

                                 (619) 625-2424
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes        X              No
                              --------                --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock:  No par value, 11,508,420 shares as of July 31, 1996

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Condensed Balance Sheets as of
                 June 30, 1996 and December 31, 1995...............................     1

                 Condensed Statements of Operations
                 for the Three Months and Six Months ended
                 June 30, 1996 and 1995............................................     2

                 Condensed Statements of Cash Flows
                 for the Six Months ended
                 June 30, 1996 and 1995............................................     3

                 Notes to Condensed Financial Statements...........................     4

         Item 2  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations..................     6

PART II  OTHER INFORMATION

         Item 4  Submission of Matters to a Vote of Securities Holders.............    14

         Item 6  Exhibits and Reports on Form 8-K..................................    15

Signatures       ..................................................................    16

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                                         June 30,          December 31,
                                                                                           1996                1995
                                                                                       ------------        ------------
                                                                                        (Unaudited)            (Note)
ASSETS
Current assets:
     Cash and cash equivalents                                                         $  5,258,035        $  5,883,911
     Short-term investments                                                              24,148,184          32,777,623
     Accounts receivable from Chiron collaboration                                          696,445             400,000
     Other current assets                                                                   905,724             566,924
                                                                                       ------------        ------------
Total current assets                                                                     31,008,388          39,628,458
Property and equipment, net                                                              13,591,761           8,610,978
Other assets                                                                                756,618             738,137
                                                                                       ============        ============
Total assets                                                                           $ 45,356,767        $ 48,977,573
                                                                                       ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                                    $  1,480,736        $  2,447,592
     Current portion of obligations under capital leases and loans                        1,952,334           1,805,494
     Notes payable, short-term                                                              109,442                --
                                                                                       ------------        ------------
Total current liabilities                                                                 3,542,512           4,253,086
Deferred rent                                                                               867,463             387,947
Obligations under capital leases, less current portion                                    5,181,930           2,831,010
Notes payable, long-term                                                                    177,036                --
Shareholders' equity:
     Common stock, no par value; 30,000,000 shares authorized,
        11,504,560 and 11,285,630 shares issued and outstanding at June 30, 1996
        and December 31, 1995, respectively                                              67,482,897          67,133,738
     Deferred compensation                                                                 (188,204)           (214,448)
     Unrealized gain (loss) on investments                                                  (39,814)            206,172
     Accumulated deficit                                                                (31,667,053)        (25,619,932)
                                                                                       ------------        ------------
Total shareholders' equity                                                               35,587,826          41,505,530
                                                                                       ------------        ------------
Total liabilities and shareholders' equity                                             $ 45,356,767        $ 48,977,573
                                                                                       ============        ============

See accompanying notes to condensed financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                      Six Months Ended
                                                       June 30,                                June 30,
                                                1996                1995                1996                1995
                                           --------------------------------        --------------------------------
                                                     (Unaudited)                             (Unaudited)
Contract revenue                           $  1,464,301        $    650,714        $  2,664,955        $  3,805,254
Marketing rights fee                               --                  --                  --             1,000,000
                                           ------------        ------------        ------------        ------------

              Total revenue                   1,464,301             650,714           2,664,955           4,805,254

Costs and expenses:
      Research and development                4,449,094           2,963,111           7,720,498           5,374,700
      General and administrative                818,767             562,582           1,605,028           1,026,013
                                           ------------        ------------        ------------        ------------

            Total costs and expenses          5,267,861           3,525,693           9,325,526           6,400,713
                                           ------------        ------------        ------------        ------------

Loss from operations                         (3,803,560)         (2,874,979)         (6,660,571)         (1,595,459)

Interest income                                 424,412             152,683             935,771             360,058
Interest expense                               (177,743)            (71,354)           (322,326)           (123,771)
                                           ------------        ------------        ------------        ------------

Net loss                                   $ (3,556,891)       $ (2,793,650)       $ (6,047,126)       $ (1,359,172)
                                           ============        ============        ============        ============


Net loss per share                         $      (0.31)       $      (0.36)       $      (0.53)       $      (0.17)
                                           ============        ============        ============        ============

Shares used in computing
     net loss per share                      11,456,702           7,817,347          11,388,639           7,812,863
                                           ============        ============        ============        ============

See accompanying notes to condensed financial statements.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended
                                                                                    June 30,
                                                                              1996               1995
                                                                          ------------------------------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                     $(6,382,413)       $(2,963,344)

INVESTING ACTIVITIES
Purchases of short-term investments                                        (9,214,545)        (7,059,862)
Proceeds from sale of short-term investments                               17,597,998          5,826,420
Purchases of property and equipment                                        (2,336,019)          (187,770)
                                                                          -----------        -----------
Net cash provided (used) by investing activities                            6,047,434         (1,421,212)

FINANCING ACTIVITIES
Repayments on capital lease obligations                                      (842,955)          (293,375)
Reimbursement for assets refinanced as capital leases                           3,254            173,130
Proceeds from issuance of common stock                                        349,159              4,656
Proceeds from notes payable                                                   199,645            (16,794)
                                                                          -----------        -----------
Net cash used by financing activities                                        (290,897)          (132,383)
                                                                          -----------        -----------

Net decrease in cash and cash equivalents                                    (625,876)        (4,516,939)
Cash and cash equivalents at beginning of period                            5,883,911          4,624,340
                                                                          -----------        -----------
Cash and cash equivalents at end of period                                  5,258,035            107,401
Short-term investments at end of period                                    24,148,184          6,654,880
                                                                          -----------        -----------
Cash, cash equivalents and short-term investments at end of period        $29,406,219        $ 6,762,281
                                                                          ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through capital leases and loans          $ 3,337,461        $   615,309
                                                                          ===========        ===========
Property and equipment acquired through short-term notes payable          $      --          $   344,832
                                                                          ===========        ===========
Other current assets financed through short-term notes payable            $      --          $    68,547
                                                                          ===========        ===========
Facilities payable incurred for leasehold improvements                    $      --          $   318,377
                                                                          ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                             $   322,327        $   123,771
                                                                          ===========        ===========

See accompanying notes to condensed financial statements.

                             DEPOTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation and Significant Accounting Policies

         The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform with current year presentation.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of the new standard had no effect on the financial statements.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation". As allowed under the SFAS, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. The adoption of the standard had no effect on the financial statements.

2.       Net Loss Per Share

         For the three and six months ended June 30, 1996, net loss per share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the computation, since their effect would have been anti-dilutive.

         For the three and six months ended June 30, 1995, net loss per share is computed pursuant to the requirements of the Securities and Exchange Commission ("SEC"), which require that common stock issued and common stock equivalent shares granted during the twelve months immediately preceding the initial public offering ("IPO") be included in the calculation as if these shares were outstanding for the period using the treasury stock method. In addition, pursuant to SEC policy, the calculation includes convertible

                              DEPOTECH CORPORATION
preferred shares which converted into common shares immediately prior to the closing of the IPO as if they were converted into common shares as of the original dates of issuance. Common share equivalents have been included in the computation using the treasury stock method.

         The following supplemental net loss per share data includes weighted average common and preferred shares outstanding but excludes all common stock equivalents and the effects of certain rules of the SEC for the periods prior to the Company's IPO in October 1995 as the effect would be anti-dilutive.

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                 1996              1995              1996           1995
                                                 ----              ----              ----           ----
Shares used in computing supple-
mental net loss per share                     11,456,702         7,516,929        11,388,639      7,514,254

Supplemental net loss per share              $     (0.31)       $    (0.37)      $     (0.53)    $    (0.18)

3.       Chiron Collaboration

         In March 1994, the Company entered into a collaborative agreement with Chiron Corporation ("Chiron") to develop and commercialize sustained-release formulations of DepoCyt(TM) and certain Chiron proprietary products using the Company's drug delivery technology.

         Cumulative reimbursable costs incurred by the Company under the Chiron agreement totaled $3.8 million through June 30, 1995 and $7.7 million through June 30, 1996. Reimbursable costs of $2.5 million due through December 31, 1994 became billable and was recognized as contract revenue upon the achievement of a development milestone in January 1995.

4.       Commitments

         During April 1996, the Company entered into an agreement to expand an existing lease line from $2.6 million to $5.1 million. The incremental borrowing amount of $2.5 million has been used to finance certain tenant improvement and equipment costs incurred in the first quarter of 1996. In May 1996, the Company signed a bank credit facility for $9.0 million to finance future capital equipment purchases of which $0.2 million has been utilized through June 30, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in October 1989, DepoTech Corporation ("DepoTech" or the "Company") has devoted substantially all of its resources to the development of its potential products. To date, the Company has not received any revenues from the sale of products. The Company has funded its development programs primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial losses over at least the next two years. As of June 30, 1996, the Company's accumulated deficit was approximately $31.7 million.

RESULTS OF OPERATIONS

         The Company had total revenues of $1.5 million for the three months ended June 30, 1996 compared to $0.7 million for the same period in 1995. Total revenues for the six month period ended June 30, 1996 decreased to $2.7 million from $4.8 million for the comparable period in 1995. Total revenues in 1996 were primarily derived from reimbursement of 50% of the clinical trial and manufacturing scale-up expenses for the Company's lead product, DepoCyt, under a collaborative agreement with Chiron. In addition, Chiron reimbursed DepoTech for 100% of feasibility studies performed on their behalf. 1995 total revenues included a one-time marketing fee and reimbursement of prior year clinical trial expenses for DepoCyt totaling $3.5 million earned by the Company in January 1995 upon achievement of a development milestone under the Chiron collaboration. Revenues derived from this milestone will not re-occur in future periods. Revenues may fluctuate from period to period depending on the level of clinical and process development activity for projects under collaboration agreements and the achievement of milestones.

         Research and development expenses for the second quarter ended June 30, 1996 increased to $4.4 million compared to $3.0 million for the same period in 1995. Research and development expenses for the six months ended June 30, 1996 increased to $7.7 million from $ 5.4 million in 1995. Factors contributing to this increase include expanded efforts in Phase III clinical trials and manufacturing scale-up for DepoCyt, and preclinical development of other potential DepoFoam(TM) products. In April 1996, DepoTech completed a Phase I clinical trial of DepoAmikacin(TM), a sustained-release antibiotic. In June 1996, the Company began a Phase IV clinical trial for DepoCyt. Research and development expenses are expected to continue to increase during 1996.

         Under the collaborative agreement with Chiron, the Company is obligated to fund 50% of the sales and marketing expenses incurred for DepoCyt. DepoTech is recognizing such expenses incurred in 1996 prior to the onset of any product revenue.

         General and administrative expenses for the second quarter of 1996 increased to $0.8 million from $0.6 million for the same period in 1995. General and administrative expenses for the six months ended June 30, 1996 increased to $1.6 million from $1.0 million for the comparable period in the prior year. The increase was primarily due to expansion in administrative staffing, higher facility expenses and costs associated with being a public company. General and administrative expenses are expected to continue to increase during 1996.

         Interest income increased to $424,000 and $936,000 for the three and six ended June 30, 1996 from $153,000 and $360,000 for the same periods in 1995, respectively. The increase was principally due to higher average cash investment balances following the Company's initial public offering in October 1995 and increases in available market interest rates. Interest expense increased to $178,000 and $322,000 for the three and six months ended June 30, 1996 from $71,000 and $124,000 for the comparable periods in 1995, respectively. The increase in interest expense was due to higher balances outstanding for obligations under capital leases and loans.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $67.2 million through June 30, 1996, and through capital equipment leases. In October 1995, the Company completed its initial public offering of common stock with net proceeds of $38.1 million.

         As of June 30, 1996, the Company had cash, cash equivalents and short-term investments of $29.4 million as compared to $38.7 million at December 31, 1995. The decrease of $9.3 million in cash, cash equivalents and short-term investments was due primarily to net cash used to fund operations of $6.4 million and payments totaling $2.3 million for capital expenditures. In April 1996, the Company expanded an existing lease line from $2.6 million to $5.1 million. The incremental borrowing amount of $2.5 million was used to finance certain tenant improvement costs incurred for the build-out of the Company's main manufacturing space and equipment purchases. In May 1996, the Company signed a bank credit facility for $9.0 million to finance future capital equipment purchases of which $0.2 million has been utilized through June 30, 1996. Working capital decreased to $27.5 million as of June 30, 1996 compared to $35.4 million as of December 31, 1995.

         For the six months ended June 30, 1996, the Company financed an aggregate of $3.3 million for property and equipment through capital equipment leases. The Company intends to continue to fund capital expenditures through external financing supplemented by internal cash resources where appropriate. In September 1995, the Company occupied the initial phase (50,000 square feet) of a build-to-suit facility housing its administrative, research and clinical activities. DepoTech began paying rent in mid-March 1996 for the remaining space (32,000 square feet) which is intended to provide future multi-line manufacturing capability. This will result in increased facility expenses in future periods. The minimum rental commitment for this facility ranges from $2.1 million to $4.5 million per year, over 20 years, based upon pre-established annual rent increases.

         The Company's operations to date have consumed substantial amounts of cash, which is expected to continue over the foreseeable future. The amount of net losses and the time required for the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis. It is the Company's intention to fund product research and development costs through additional collaborative relationships with suitable corporate partners. There can be no assurance that any agreements resulting from these discussions will successfully reduce the Company's funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

         DepoTech anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment financing and interest income will be adequate to satisfy its capital requirements and fund operating losses through 1997. The Company's future capital requirements will depend on many factors, including continued scientific progress in its products and process development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up, and the establishment of effective sales and marketing arrangements.

RISK AND UNCERTAINTIES

         EARLY STAGE COMPANY. DepoTech's products are at an early stage of development, and, to date, two of the Company's DepoFoam formulations have been subject to human clinical testing. Although many of the drug compounds which the Company has encapsulated in DepoFoam have been tested in humans by others using alternate delivery routes, the Company's potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. In June 1996, DepoTech reported data from the solid tumor arm of the Phase III clinical trials which showed an increased response rate for DepoCyt versus standard therapy. There can be no assurance that the data reported to date regarding DepoCyt will be sufficient to gain FDA approval, that additional results from the pivotal phase III trial will confirm earlier results or that the Phase IV and other clinical trials of DepoCyt will generate positive results. There can be no assurance that the Company's other potential products will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized. In addition, there can be no assurance that preclinical or clinical testing will accurately predict safety or efficacy in broader human use, or that delays in the regulatory approval process will not result in longer clinical trial schedules than those currently expected by the Company. Even if all of the Company's products prove to be safe and effective and are approved for marketing by the United States Food and Drug Administration ("FDA") and other regulatory authorities, there can be no assurance that health care providers, payers and patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with its partners, successfully market products would have a material adverse effect on the Company.

         GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL. DepoTech's research and development activities are, and its future business will be, subject to significant regulation by governmental authorities in the United States, primarily by the FDA, and internationally. The clinical testing and the regulatory review process for new drugs or biologics requires substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA or its international equivalent may refuse to approve a drug or biological product for commercial sale or shipment of a drug for noninvestigational uses if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Also, the regulatory process can be modified by legislatures, the FDA, or international regulators in a manner that could materially affect the Company.

         LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP; RELIANCE ON MANUFACTURING PROCESS. Although DepoTech is currently manufacturing materials for human clinical trials, the Company has no experience manufacturing products for commercial purposes. The Company will need to scale-up its current manufacturing processes and comply with current Good Manufacturing Practices ("cGMPs") and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the required levels of production of such products and to obtain marketing approval. Failure by the Company to successfully scale-up its manufacturing processes or to comply with cGMPs and other regulations would have a material adverse effect on the Company, including the loss of manufacturing rights under the Chiron agreement. To date, the Company has relied on a particular proprietary method of manufacture. There can be no assurance that this method will be applicable to all pharmaceuticals or biologics the Company desires to commercialize. Further, the yield of product incorporated into the delivery system may be highly variable for different therapeutic agents. Finally, the Company will need to successfully meet any manufacturing challenges associated with the characteristics of the drug to be encapsulated.

         DEPENDENCE UPON PARTNERS FOR DEVELOPMENT AND COMMERCIALIZATION. The Company does not currently possess all of the resources necessary to develop, complete the FDA approval process for and commercialize all of its potential therapeutic products. The Company hopes to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals in the United States and internationally and to commercialize its products. In addition, the Company's ability to apply its drug delivery technology to a broad range of pharmaceuticals will depend upon its ability to establish and maintain collaborative arrangements because the rights to many of the pharmaceuticals most suited to the Company's drug delivery technology are currently owned by third parties. While the Company has entered into preliminary collaborations to test feasibility of its delivery technology with certain pharmaceuticals and has entered into a more extensive collaboration with Chiron, there can be no assurance that the Company will be able to enter into additional collaborations to develop commercial applications of its drug delivery technology. In addition, there can be no assurance that the Company will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. The failure of the Company to enter into a collaboration with the owner of rights to a particular formulation or pharmaceutical would preclude the Company from developing its drug delivery technology with respect to such formulation or pharmaceutical. The failure to enter into or maintain existing or future collaborations would have a material adverse effect on the Company.

         POSSIBLE VOLATILITY OF STOCK PRICE. Factors such as the announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as variations in the Company's results of operations, market conditions, analysts' estimates and the stock market may cause the market price of the Company's common stock to fluctuate significantly. Also, future sales of shares by existing shareholders pursuant to Rule 144 of the Securities Act of 1933, as amended, or through the exercise of outstanding registration rights, could have an adverse effect on the price of the Company's common stock.

PART II -         OTHER INFORMATION

Item 1            Legal Proceedings.  None

Item 2            Change in Securities.  None

Item 3            Defaults Upon Senior Securities.  None

Item 4            Submission of Matters to a Vote of Security Holders.

Item 5            Other Information.  None

Item 6            Exhibits and Reports on Form 8-K.

PART II           OTHER INFORMATION

Item 4            Submission of Matters to a Vote of Securities Holders

                  The Company's 1996 Annual Meeting of Shareholders ("Annual Meeting") was held on May 14, 1996. The matters voted on at the Annual Meeting were:

         1.       To elect a Board of Directors.

         2. To approve amendments to the Company's stock option plan to, among other things, increase the number of shares authorized for issuance under the plan by 250,000 to a total of 2,000,000 shares.

         3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996.

         The results of the shareholders' vote on each matter are set forth below:

         1.       Elect a Board of Directors

                  Nominees                 For              Withheld
                  --------                 ---              --------
                  Roger C. Davisson      8,554,845           12,800
                  Jean Deleage           8,554,845           12,800
                  Edward L. Erickson     8,554,845           12,800
                  Stephen B. Howell      8,554,845           12,800
                  Fred A. Middleton      8,554,845           12,800
                  Peter Preuss           8,554,845           12,800

         2.       Approve amendments to stock option plan

                                                                            Votes
                                                                            -----
                  For                                                     8,070,517
                  Against                                                   250,554
                  Abstain                                                   204,700
                  Broker Non-Votes                                           41,874

         3.       Ratify auditors

                                                                            Votes
                                                                            -----
                  For                                                     8,567,124
                  Against                                                       100
                  Abstain                                                       421

Item 6            Exhibits and Reports on Form 8-K


                  Exhibit
                  Number

                  10.1 (1) The Company's 1995 Stock Option/Stock Issuance Plan, as amended (Exhibit 10.53).

                  10.2 (1) Loan & Security Agreement dated June 18, 1996 between the Company and Silicon Valley Bank (Exhibit 10.66).

                  27.1       Financial Data Schedule

                       (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (No. 333-07907), as amended.

                              DEPOTECH CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DEPOTECH CORPORATION

                                  /s/ Edward L. Erickson
                                  --------------------------------------------
Date:  August 13, 1996            Edward L. Erickson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Dana S. McGowan
                                  --------------------------------------------
Date:  August 13, 1996            Dana S. McGowan
                                  Director of Finance and Administration
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)