Form 10-Q
period 1996-09-30
DEPOTECH CORP
filed 1996-11-12
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

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

                              Yes  X          No
                                  ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock: No par value, 11,513,376 shares as of October 31, 1996

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

          Item 1   Financial Statements

                   Condensed Balance Sheets as of
                   September 30, 1996 and December 31, 1995...............     1

                   Condensed Statements of Operations
                   for the Three Months and Nine Months ended
                   September 30, 1996 and 1995............................     2

                   Condensed Statements of Cash Flows
                   for the Nine Months ended
                   September 30, 1996 and 1995............................     3

                   Notes to Condensed Financial Statements................     4

          Item 2   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.......     6

PART II   OTHER INFORMATION

          Items 1 to 6 are either inapplicable or nonexistent.............    13

Signatures ...............................................................    14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS




                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             1996                1995
                                                                             ----                ----
ASSETS                                                                    (Unaudited)           (Note)
Current assets:
     Cash and cash equivalents                                           $  6,076,557        $  5,883,911
     Short-term investments                                                18,169,195          32,777,623
     Accounts receivable from Chiron collaboration                            131,694             400,000
     Other current assets                                                     966,374             566,924
                                                                         ------------        ------------
Total current assets                                                       25,343,820          39,628,458
Property and equipment, net                                                15,247,397           8,610,978
Other assets                                                                  813,896             738,137
                                                                         ------------        ------------
Total assets                                                             $ 41,405,113        $ 48,977,573
                                                                         ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                      $  1,746,647        $  2,447,592
     Current portion of obligations under capital leases and loans          2,003,028           1,805,494
     Notes payable, short-term                                                238,310                  --
                                                                         ------------        ------------
Total current liabilities                                                   3,987,985           4,253,086
Deferred rent                                                               1,132,733             387,947
Obligations under capital leases, less current portion                      4,653,886           2,831,010
Notes payable, long-term                                                    1,180,151                  --
Shareholders' equity:
     Common stock, no par value; 30,000,000 shares authorized,
        11,512,058 and 11,285,630 shares issued and outstanding at
        September 30, 1996 and December 31, 1995, respectively             67,506,524          67,133,738
     Deferred compensation                                                   (175,082)           (214,448)
     Unrealized gain (loss) on investments                                    (18,531)            206,172
     Accumulated deficit                                                  (36,862,553)        (25,619,932)
                                                                         ------------        ------------
Total shareholders' equity                                                 30,450,358          41,505,530
                                                                         ------------        ------------
Total liabilities and shareholders' equity                               $ 41,405,113        $ 48,977,573
                                                                         ============        ============

See accompanying notes to condensed financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS




                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS



                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                               1996                1995                1996                1995
                                               ----                ----                ----                ----
                                                     (Unaudited)                            (Unaudited)
Contract revenue                           $    698,725        $    589,625        $  3,363,680        $  4,394,879
Marketing rights fee                                 --                  --                  --           1,000,000
                                           ------------        ------------        ------------        ------------

              Total revenue                     698,725             589,625           3,363,680           5,394,879

Costs and expenses:
      Research and development                5,000,516           3,117,349          12,721,014           8,492,049
      General and administrative              1,060,232             879,806           2,665,260           1,905,819
                                           ------------        ------------        ------------        ------------

            Total costs and expenses          6,060,748           3,997,155          15,386,274          10,397,868
                                           ------------        ------------        ------------        ------------

Loss from operations                         (5,362,023)         (3,407,530)        (12,022,594)         (5,002,989)

Interest income                                 392,284             143,028           1,328,055             503,086
Interest expense                               (225,756)           (111,760)           (548,082)           (235,531)
                                           ------------        ------------        ------------        ------------

Net loss                                   $ (5,195,495)       $ (3,376,262)       $(11,242,621)       $ (4,735,434)
                                           ============        ============        ============        ============


Net loss per share                         $      (0.45)       $      (0.42)       $      (0.98)       $      (0.60)
                                           ============        ============        ============        ============

Shares used in computing
     net loss per share                      11,509,142           7,972,152          11,429,098           7,886,432
                                           ============        ============        ============        ============

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS




                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              1996                1995
                                                                              ----                ----
                                                                                    (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                     $(10,597,204)       $ (5,491,946)

INVESTING ACTIVITIES
Purchases of short-term investments                                         (9,215,055)        (10,311,725)
Proceeds from sale of short-term investments                                23,598,780           8,750,630
Purchases of property and equipment                                         (4,123,967)         (1,753,759)
Restricted cash                                                                 55,895             129,200
                                                                          ------------        ------------
Net cash provided (used) by investing activities                            10,315,653          (3,185,654)

FINANCING ACTIVITIES
Repayments of capital lease obligations                                     (1,320,304)           (521,401)
Reimbursement for assets refinanced as capital leases                            3,254             323,119
Proceeds from issuance of common stock                                         372,786              21,569
Proceeds from bank credit line                                                      --           4,000,000
Proceeds from notes payable                                                  1,418,461             351,993
                                                                          ------------        ------------
Net cash provided by financing activities                                      474,197           4,175,280
                                                                          ------------        ------------

Net increase (decrease) in cash and cash equivalents                           192,646          (4,502,320)
Cash and cash equivalents at beginning of period                             5,883,911           4,624,340
                                                                          ------------        ------------
Cash and cash equivalents at end of period                                   6,076,557             122,020
Short-term investments at end of period                                     18,169,195           6,919,801
                                                                          ------------        ------------
Cash, cash equivalents and short-term investments at end of period        $ 24,245,752        $  7,041,821
                                                                          ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through capital leases and loans          $  3,337,461        $  1,928,341
                                                                          ============        ============
Stock subscription receivable from initial public offering                $         --        $ 33,480,000
                                                                          ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                             $    548,082        $    235,531
                                                                          ============        ============

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

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of the new standard had no effect on the financial statements.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation". As allowed under SFAS No. 123, the Company has elected to continue to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. The adoption of the standard had no effect on the financial statements.

2.       Net Loss Per Share

         For the three and nine months ended September 30, 1996, net loss per share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the computation, since their effect would have been anti-dilutive.

         For the three and nine months ended September 30, 1995, net loss per share is computed using the weighted average number of common shares outstanding during the period, as adjusted for the effects of certain rules of the Securities and Exchange Commission ("SEC") for the periods prior to the Company's initial public offering ("IPO") in October 1995.

                              DEPOTECH CORPORATION

         The following supplemental net loss per share data includes weighted average common and preferred shares outstanding but excludes all common stock equivalents and the effects of certain rules of the SEC for the periods prior to the Company's IPO in October 1995 as the effect would be anti-dilutive.

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                    1996               1995              1996              1995
                                                    ----               ----              ----              ----
Shares used in computing supple-
mental net loss per share                        11,509,142         7,673,543         11,429,098         7,587,823

Supplemental net loss per share                 $     (0.45)       $    (0.44)       $     (0.98)       $    (0.62)

3.       Chiron Collaboration

         In March 1994, the Company entered into a collaborative agreement with Chiron Corporation ("Chiron") to develop and commercialize sustained-release formulations of DepoCyt(TM) and certain Chiron proprietary products using the Company's drug delivery technology.

         Cumulative reimbursable costs incurred by the Company under the Chiron agreement totaled $3.9 million through September 30, 1995 and $8.4 million through September 30, 1996. Reimbursable costs totaling $2.5 million due through December 31, 1994, became billable and were recognized as contract revenue upon the achievement of a development milestone in January 1995.

4.       Commitments

         During April 1996, the Company entered into an agreement to expand an existing lease line from $2.6 million to $5.1 million. The incremental borrowing amount of $2.5 million was used principally to finance certain tenant improvement and equipment costs incurred in the first quarter of 1996. In May 1996, the Company signed a bank credit facility for $9.0 million to finance future capital equipment purchases, of which $1.4 million has been utilized through September 30, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in October 1989, DepoTech Corporation ("DepoTech" or the "Company") has devoted substantially all of its resources to the development of its potential products. To date, the Company has not received any revenues from the sale of products. The Company has funded its development programs primarily from equity-derived working capital, equipment lease financing and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur substantial losses over at least the next two years. As of September 30, 1996, the Company's accumulated deficit was approximately $36.9 million.

         The following discussion is qualified in its entirety by the more detailed information and the Condensed Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report, including the information under "Risk and Uncertainties." This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Risk and Uncertainties," as well as those discussed elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

         The Company had total revenues of $0.7 million for the three months ended September 30, 1996 compared to $0.6 million for the same period in 1995. Total revenues for the nine month period ended September 30, 1996 decreased to $3.4 million from $5.4 million for the comparable period in 1995. Total revenues in 1996 were primarily derived from reimbursement of 50% of the clinical trial and manufacturing scale-up expenses for the Company's lead product, DepoCyt, under a collaborative agreement with Chiron. In addition, Chiron reimbursed DepoTech for 100% of feasibility studies performed on their behalf. Total revenues in 1995 included a one-time marketing rights fee and reimbursement of prior year clinical trial expenses for DepoCyt totaling $3.5 million earned by the Company in January 1995 upon achievement of a development milestone under the Chiron collaboration. Revenues derived from this milestone will not re-occur in future periods. Revenues may fluctuate from period to period depending on the level of clinical and process development activity for projects under collaborative agreements and the achievement of future milestones.

         Research and development expenses for the third quarter ended September

30, 1996 increased to $5.0 million compared to $3.1 million for the same period in 1995. Research and development expenses for the nine months ended September 30, 1996 increased to $12.7 million from $8.5 million in 1995. Factors contributing to this increase include expanded efforts in Phase III and Phase IV clinical trials and manufacturing scale-up for DepoCyt, and preclinical development efforts associated with other potential DepoFoam(TM) products. In April 1996, DepoTech completed a Phase I clinical trial of DepoAmikacin(TM), a sustained-release antibiotic. In June 1996, the Company began a Phase IV clinical trial for DepoCyt. Other pre-clinical development programs under way include DepoMorphine and DepoIGF-1. In addition, the Company is evaluating the feasibility of developing several early stage compounds. Research and development expenses are expected to continue to increase during 1996.

         General and administrative expenses for the third quarter of 1996 increased to $1.1 million from $0.9 million for the same period in 1995. General and administrative expenses for the nine months ended September 30, 1996 increased to $2.7 million from $1.9 million for the comparable period in the prior year. The increase was primarily due to expansion in administrative staffing, higher facility expenses and costs associated with being a public company. Included in general and administrative expenses for 1996 are 50% of the sales and marketing expenses incurred for DepoCyt prior to the onset of any product revenue. Under the collaborative agreement with Chiron, the Company is obligated to share in the funding of these expenses. General and administrative expenses are expected to continue to increase during 1996.

         Interest income increased to $0.4 million and $1.3 million for the three and nine months ended September 30, 1996 from $0.1 million and $0.5 million for the same periods in 1995, respectively. The increase was principally due to higher average cash investment balances following the Company's initial public offering in October 1995 and increases in available market interest rates. Interest expense increased to $0.2 million and $0.5 million for the three and nine months ended September 30, 1996 from $0.1 million and $0.2 million for the comparable periods in 1995, respectively. The increase in interest expense was due to higher balances outstanding for obligations under capital leases and loans.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception through September 30, 1996, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $67.2 million, and through capital equipment leases and loans. In October 1995, the Company completed its initial public offering of common stock with net proceeds of $38.1 million.

         As of September 30, 1996, the Company had cash, cash equivalents and short-term investments of $24.2 million as compared to $38.7 million at December 31, 1995. The decrease of $14.5 million in cash, cash equivalents and short-term investments was due primarily to net cash used to fund operations of $10.6 million and payments totaling $4.6 million for new capital expenditures and repayment of capital lease obligations. During April 1996, the Company entered into an agreement to expand an existing lease line from $2.6 million to $5.1 million. The incremental borrowing amount of $2.5 million was used principally to finance certain tenant improvement and equipment costs incurred in the first quarter of 1996. In May 1996, the Company signed a bank credit facility for $9.0 million to finance future capital equipment purchases, of which $1.4 million has been utilized through September 30, 1996. Working capital decreased to $21.4 million as of September 30, 1996 compared to $35.4 million as of December 31, 1995.

         For the nine months ended September 30, 1996, the Company financed an aggregate of $4.7 million for property and equipment through capital equipment leases and loans. The Company intends to continue to fund capital expenditures through external financing supplemented by internal cash resources where appropriate. In September 1995, the Company occupied the initial phase (50,000 square feet) of a build-to-suit facility housing its administrative, research and clinical activities. DepoTech began paying rent in mid-March 1996 for the remaining space (32,000 square feet) which is intended to provide future multi-line manufacturing and process development capabilities. The minimum rental commitment for this facility ranges from $2.1 million to $4.3 million per year, over 20 years, based upon pre-established annual rent increases. The Company plans to install a manufacturing line in this facility to support clinical and commercial production of products under development. The cost of equipment and tenant improvement expenses are estimated to total approximately $8.1 million through 1997. DepoTech intends to finance such expenditures through new and existing bank credit facilities. The Company has a right of first refusal and right of first offer to purchase land located adjacent to its headquarters which must be exercised on or before October 15, 1997. At present, the Company has not made a decision concerning the exercise of such option in 1997.

         The Company's operations to date have consumed substantial amounts of cash, which is expected to continue over the foreseeable future. The amount of net losses and the time required for the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis. It is the Company's intention to fund product research, development, manufacturing, and sales and marketing costs through additional collaborative relationships with suitable corporate partners. There can be no assurance that the Company will enter into collaborative arrangements with corporate partners or that any agreements resulting from these discussions will successfully reduce the Company's funding requirements. Additional equity or debt financing will be required, and there can be no assurance that these funds will be available on terms favorable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

         DepoTech anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment financing and interest income will be adequate to satisfy its capital requirements and fund operating losses through late 1997. The Company's future capital requirements will depend on many factors, including continued scientific progress in its products and process development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up, and the establishment of effective sales and marketing arrangements.

RISK AND UNCERTAINTIES

         This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Risk and Uncertainties,' as well as those discussed elsewhere in this Quarterly Report.

         EARLY STAGE COMPANY. DepoTech's products are at an early stage of development, and, to date, only two of the Company's DepoFoam formulations, DepoCyt and DepoAmikacin, have been subject to human clinical testing. Although many of the drug compounds which the Company has encapsulated in DepoFoam have been tested in humans by others using alternate delivery routes, the Company's potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. There can be no assurance that DepoCyt, DepoAmikacin or any of the Company's other products or potential products will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized. In addition, there can be no assurance that preclinical or clinical testing will accurately predict safety or efficacy in broader human use, or that delays in the regulatory approval process will not result in longer clinical trial schedules than those currently expected by the Company. Even if all of the Company's products prove to be safe and effective and are approved for marketing by the United States Food and Drug Administration ("FDA") and other regulatory authorities, there can be no assurance that health care providers, payers and patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with its partners, successfully market products would have a material adverse effect on the Company.

         DepoCyt is the Company's only product currently in the pivotal Phase III trials. Data from the solid arm of the trial was reported in June and October 1996 and the other two arms of the trial, for neoplastic meningitis ("NM") arising from leukemia and lymphoma, are expected to be completed by the end of 1997. The Company expects to file an new drug application ("NDA") under the FDA's expedited approval process for the treatment of NM arising from solid tumors in the fourth quarter of 1996. In the case of DepoCyt, as with all drugs subject to accelerated approval, the FDA requested that the Company submit a Phase IV protocol prior to the submission of an NDA. This protocol was submitted, has been cleared by the FDA and the study is in progress. There can be no assurance that the data reported to date regarding DepoCyt will be sufficient to gain FDA approval, that additional results from the pivotal Phase III trial will confirm earlier results or that the Phase IV and other clinical trials of DepoCyt will generate positive results. Any of these occurrences could have a material adverse effect on the Company and its ability to fund the further development and commercialization of DepoCyt and its other products.

         GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL. DepoTech's research and development activities are, and its future business will be, subject to significant regulation by governmental authorities in the United States, primarily by the FDA, and internationally. The clinical testing and the regulatory review process for new drugs or biologics requires substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA or its international equivalent may refuse to approve a drug or biological product for commercial sale or shipment of a drug for noninvestigational uses if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Also, the regulatory process can be modified by legislatures, the FDA, or international regulators, in a manner that could materially affect the Company.

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

PART II - OTHER INFORMATION

Item 1     Legal Proceedings.  None

Item 2     Change in Securities.  None

Item 3     Defaults Upon Senior Securities.  None

Item 4     Submission of Matters to a Vote of Security Holders.  None

Item 5     Other Information.  None

Item 6     Exhibits and Reports on Form 8-K.  None

                              DEPOTECH CORPORATION

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    DEPOTECH CORPORATION


                                /s/ Edward L. Erickson
                                    ---------------------------------
Date:  November 11, 1996            Edward L. Erickson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                /s/ Dana S. McGowan
                                    ----------------------------------
Date:  November 11, 1996            Dana S. McGowan
                                    Director of Finance and Administration
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)