Form 10-K
period 1996-12-31
DEPOTECH CORP
filed 1997-03-31
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ________ to _______.

                         Commission File Number: 0-26862

                              DEPOTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

                  CALIFORNIA                            33-0387911
            (State or other jurisdiction             (I.R.S. Employer
          or incorporation or organization)         Identification No.)


      10450 Science Center Drive, San Diego, California            92121
        (Address of principal executive offices)                 (zip code)

       Registrant's telephone number, including area code: (619) 625-2424

               Securities registered pursuant to Section 12(b) of
                                  the Act: None

                 Securities registered pursuant to Section 12(g)
                     of the Act: Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 3, 1997 was approximately $148,638,414. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant's Common Stock as of March 3, 1997 was 13,077,905.

Documents Incorporated by Reference

      Portions of the Registrant's 1996 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1, are incorporated as provided in Part II.

      Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 1997, to be filed on or about April 7, 1997, referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

                                     PART I

Item 1. BUSINESS

      The discussion of the Company's business contained in this Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

      DepoTech Corporation ("DepoTech" or the "Company") is a drug delivery company engaged in the development and manufacture of sustained-release therapeutic products based on its DepoFoam(TM) injectable drug delivery technology ("DepoFoam"). The Company does not engage in the discovery of new chemical entities. DepoFoam consists of microscopic, spherical particles composed of hundreds to thousands of nonconcentric chambers each separated from adjacent chambers by a bilayer lipid membrane. The Company has developed DepoFoam formulations which release drugs over an extended period of time, such as several weeks, or over a shorter period, such as a few days. The breadth of the Company's technology is illustrated by its ability to encapsulate and control the release of a wide spectrum of water-stable drugs, including small molecules, proteins, peptides and various forms of genetic material. The technology allows for injection of sustained release forms of these pharmaceutical products via several routes including under the skin, within muscle tissue, into cerebrospinal fluid, within joints and within the abdominal cavity. These features allow DepoTech to develop new formulations of products in a variety of therapeutic areas. The Company is currently developing products in cancer, anti-infectives, pain management, cardiovascular applications, and rheumatologic diseases.

      The Company's lead product, DepoCyt(TM) sustained-release encapsulated cytarabine ("DepoCyt"), is a proprietary DepoFoam formulation of a generic, anti-cancer drug also known as ara-C. DepoCyt is being developed in collaboration with Chiron Corporation ("Chiron") in the United States, Canada and Europe for the treatment of neoplastic meningitis ("NM"), the spread of cancers to the soft tissue membrane of the brain and spinal cord (known as the meninges) due to cancers arising from either solid tumors, leukemia (a form of cancer involving white blood cells) or lymphoma (a form of cancer involving tissues of the lymphatic system). Since April 1994, the Company has been carrying out clinical trials of DepoCyt for the treatment of NM arising from each of these types of cancer. In May 1996, enrollment of solid tumor patients into the trial was completed and, subsequently, the Company completed its analysis of the data from the solid tumor arm of the trial which compared DepoCyt with the current standard therapy (methotrexate). Data from this pivotal Phase III clinical trial (with a data cut-off date of October 1, 1996) suggest that treatment with DepoCyt resulted in a higher complete response rate, extended survival and longer time to disease progression when compared to standard treatment.

      Based on the data above and other data still being analyzed from the trial, the Company is completing the filing a new drug application ("NDA") with the U.S. Food and Drug Administration ("FDA") for the treatment of NM arising from solid tumors. The filing commenced in the fourth quarter of 1996 with the Chemistry, Manufacturing and Controls section of the NDA. The Company plans to complete the filing of the NDA as soon as practicable. Following the completion of the NDA filing, the Company intends to submit data pertaining to efficacy on available lymphoma and leukemia patients. The Company is continuing the pivotal Phase III trial of DepoCyt for patients with lymphoma and leukemia and plans to submit supplements to the NDA for the treatment of these diseases.

      The Company estimates, based on market survey data, that the current treated market for NM is approximately 20,000 patients per year in the United States. Based on data derived from autopsies, the Company estimates that approximately 65,000 patients per year in the United States develop NM.

      In addition to DepoCyt, the Company is developing the following products based on DepoFoam technology: (i) DepoMorphine(TM) sustained-release encapsulated morphine sulfate ("DepoMorphine"), for acute post-surgical pain management; (ii) DepoAmikacin(TM) sustained-release encapsulated amikacin ("DepoAmikacin"), a potent, broad-spectrum antibiotic for the treatment and prevention of bacterial infections; and (iii) D0601, a DepoFoam formulation of insulin-like growth factor 1 ("IGF-1"), a Chiron proprietary protein, for rheumatologic diseases. Furthermore, the Company and Chiron are assessing the feasibility of developing F0602, a second formulation of IGF-1, and F0303, a DepoFoam formulation of a gene therapy product for an undisclosed indication. For DepoMorphine, DepoTech has completed formulation, preclinical studies and scale-up of the manufacturing process to a scale appropriate to provide clinical trial materials. In March 1997, DepoTech commenced a Phase I safety and pharmacokinetics study for DepoMorphine. The Company completed a Phase I clinical trial for DepoAmikacin in April 1996 in which the drug was found to be well-tolerated for all dosage levels studied. The Company and Chiron are performing various pre-clinical studies on D0601, conducting a feasibility study on F0602 and planning to conduct a feasibility study in 1997 on F0303. DepoTech is also evaluating, internally and in conjunction with certain corporate sponsors, DepoFoam formulations of several additional compounds which may offer significant medical benefits and substantial market potential, in the fields of anti-infectives, cancer, local anesthetics and cardiovascular medicine.

      Since March 1994, DepoTech and Chiron have collaborated in the development of DepoCyt and DepoFoam formulations of certain of Chiron's proprietary products, including IGF-1. The contractual arrangement provides for the future development of additional DepoFoam formulations of other Chiron proprietary products, including certain therapeutic proteins, vaccines, and gene therapy products. The contractual arrangement (the "Agreement") between DepoTech and Chiron grants Chiron rights to market and sell DepoCyt in the United States, Canada and Europe. DepoTech will manufacture DepoCyt, Chiron will market, sell, and distribute DepoCyt, and the parties will share profits equally. Chiron will make payments to DepoTech upon filing of an NDA and upon achievement of certain milestones in the European development of DepoCyt. Chiron also has a right of first refusal to obtain a license to alternate DepoFoam formulations of cytarabine under terms and conditions to be negotiated in the future. Following an evaluation of the markets and certain other factors, the Company and Chiron mutually agreed not to further develop any additional generic cancer compounds named in the Agreement.

      The Agreement also provides for the joint development of DepoFoam formulations of certain compounds proprietary to Chiron ("Chiron Products"), including D0601, F0602 and F0303 discussed above. In 1998 and thereafter, Chiron must fund one feasibility program for a Chiron Product per year or lose its option to develop DepoFoam formulations of additional Chiron proprietary compounds. The Agreement provides that Chiron will pay DepoTech for the Company's feasibility efforts, and that Chiron will be responsible for all development costs thereafter. The Agreement also provides for payments by Chiron to DepoTech upon achievement of certain development milestones with regard to Chiron Products. Chiron will have exclusive, worldwide distribution rights to all Chiron Products and will manufacture the bulk unencapsulated drug. DepoTech will then encapsulate the bulk drug in DepoFoam creating the Chiron Product, and Chiron will market, sell and distribute the Chiron Products. Chiron will compensate DepoTech based on both manufacturing costs, including a manufacturing profit, and a percent of Chiron's sales of the Chiron Products. Both DepoTech and Chiron have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice. In addition, Chiron has the ability to terminate the development of a Chiron Product with a limited amount of advance notice.

      The Company's strategy is focused on the development and commercialization of proprietary DepoFoam formulations of generic drugs or, in collaboration with corporate partners, the development of DepoFoam formulations of compounds proprietary to the corporate partners. The Company is implementing this strategy by: (i) developing high value-added DepoFoam formulations of approved or late-stage drugs; (ii) expanding the product pipeline by identifying new product opportunities according to stringent criteria and by conducting feasibility studies; (iii) establishing collaborative and funding arrangements for development and commercialization of new DepoFoam products; and (iv) retaining certain manufacturing rights to DepoFoam formulations. The Company believes this strategy minimizes certain risks associated with pharmaceutical discovery and development, including risks associated with determining the efficacy and safety of the underlying drug.

      Since 1995, the Company has manufactured clinical material in a 14,400 square foot manufacturing plant built for this purpose. This manufacturing plant has completed validation to comply with current Good Manufacturing Practices ("cGMP") regulations for the manufacture of pharmaceuticals and was inspected by the California Department of Health Services Food and Drug Branch and received a license from the State of California to manufacture drugs. This manufacturing plant has undergone an initial pre-approval inspection ("PAI") from the FDA for the manufacture of DepoCyt. The Company has received written inspectional observations from the FDA and has responded in writing to such observations as requested by the FDA. The Company believes that it will be able to address all of the observations from the PAI in a timely fashion. The completion of a PAI and satisfactory resolution of the inspectional observations is a precondition for approval of DepoCyt. In addition, the Company completed construction and occupied an 82,000 square foot facility to house its administrative, research and development and future manufacturing activities in September 1995.

DEPOFOAM TECHNOLOGY

      DepoFoam is a proprietary enabling drug delivery technology that permits the formulation of sustained release therapeutic products. DepoFoam consists of microscopic, spherical particles composed of hundreds to thousands of nonconcentric internal aqueous chambers containing the encapsulated drug, with each chamber separated from adjacent chambers by a bilayer lipid membrane. DepoFoam formulations can be administered by a number of routes, including subcutaneous, intramuscular, intra-articular, epidural and intrathecal. Because the components of DepoFoam are synthetic duplicates of lipids normally present in the body, the material is biodegradable and biocompatible. Typically, a DepoFoam particle consists of less than 10% lipid, with the remaining 90% consisting of drug in aqueous solution. The resulting DepoFoam formulation is stored under refrigeration in ready-to-use form.

      The Company has tested DepoFoam formulations that release drugs over a period of days to weeks with the period of release defined by the lipid composition, chemistry of the encapsulated drug and manufacturing parameters of the DepoFoam particles. The Company believes drugs may be released from DepoFoam particles as the drugs diffuse and/or leach through the walls and by gradual erosion of the outside surface. The nature of drug release may also be determined by the specific chemistry and size of each drug molecule. As a result, the Company has demonstrated the ability to develop DepoFoam formulations which release drugs over an extended period of time, such as several weeks, or over a shorter period, such as one to two days. DepoTech has demonstrated that its proprietary DepoFoam technology can be used to encapsulate a wide spectrum of generic and proprietary water-stable drugs, including small molecules, proteins, peptides, antisense oligonucleotides and DNA, for a range of therapeutic indications.

ADVANTAGES OF DEPOFOAM

      The Company believes the DepoFoam technology addresses many of the limitations associated with traditional drug delivery technologies. Most drugs are administered orally, by injection in intermittent and frequent doses or by continuous infusion. These routes of administration are not optimal for several reasons, including difficulty in achieving therapeutic drug levels over time, problems with toxicity, high costs due to frequent or continuous administration and poor patient compliance. Furthermore, innovations in biotechnology have led to an increase in the number of large-molecule protein and peptide drugs under development. These therapeutics, because of their large molecular size and susceptibility to degradation in the gastrointestinal tract or in the blood, must usually be administered by multiple injections often in a hospital or other clinical setting.

      The Company believes that the DepoFoam technology's key advantage over traditional methods of drug delivery, including bolus injections and oral administration, is that the sustained-release characteristics of DepoFoam particles allow drugs to be administered less frequently and more conveniently. To attain the desired therapeutic effect, conventional drug delivery often results in a dosage that delivers an initially high level of the drug followed by a sharp decline over time, whereas DepoFoam formulations can provide a more consistent drug level over an extended period, thus, potentially improve safety and efficacy. For example, DepoCyt clinical trials to date have shown that DepoCyt has a therapeutic life of up to two weeks after a single intrathecal injection, compared to one day with unencapsulated cytarabine.

      The Company believes that key features of the DepoFoam technology, including lower initial drug levels and delivery of therapeutic drug levels over an extended period of time, make it superior to traditional drug delivery techniques, as well as other sustained-release delivery formulations. DepoFoam may:

   - Enhance safety and efficacy. The Company believes DepoFoam drug delivery may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of drug associated with toxicity, while maintaining levels of drug at therapeutic, sub-toxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time, and then the concentration rapidly drops below effective levels. Excessively high concentrations are a major cause of side effects, and sub-therapeutic concentrations are ineffective.

   - Improved convenience and lower overall treatment costs. To be commercially viable in today's health care market, drugs must be convenient to use and show cost effectiveness, as well as therapeutic effectiveness. The Company believes that DepoFoam formulations of drugs may offer substantial cost savings by reducing the need for continuous infusion, the frequency of administration and the number of visits a patient must make to the doctor. These formulations may furthermore enable some patients that are typically treated in a hospital to be treated as out-patients, reduce the need for diagnostic monitoring of some products, reduce complications of therapy caused by poor compliance and eliminate the need for additional procedures or equipment.

   - Expand types of drugs capable of delivery over an extended period of time. Proteins, peptides and nucleic acids, because of their large molecular size and susceptibility to degradation in the gastrointestinal tract and other sites, must currently be administered frequently by injection or by continuous infusion, typically in a hospital or other clinical setting. The Company believes DepoFoam may be able to deliver these drugs more effectively.

   - Expand indications of currently-marketed drugs. The Company believes that the therapeutically useful release of drugs from a DepoFoam formulation may allow such drugs to be marketed for indications where they are currently not thought to be useful because of the limitations of current delivery methods. For example, the Company believes DepoCyt will be indicated for treating solid tumor and lymphoma metastases in NM even though the active ingredient of DepoCyt, cytarabine, is currently not labeled for these indications.

   - Improve profit margins through proprietary reformulation. The Company believes DepoFoam offers the potential to produce new proprietary formulations of generic products that may be differentiated from the nonsustained-release versions by virtue of reduced dosing requirements, improved efficacy, additional applications or decreased toxicity. The Company believes the proprietary position of such DepoFoam formulations will be based on the proprietary nature of DepoFoam particles, and may offer more attractive margins and increased sales relative to the generic competition.

DEPOTECH'S STRATEGY

      DepoTech's strategy is focused on the development and commercialization of proprietary DepoFoam formulations of generic drugs or, in collaboration with corporate partners, the development of DepoFoam formulations of compounds proprietary to its corporate partners. The Company is implementing this strategy by:

   - Developing high value-added DepoFoam formulations of approved or late-stage drugs. The Company's product development efforts are focused primarily on drugs that either have proven safety and efficacy and are approved for marketing or are in late-stage clinical trials. The Company does not engage in basic research to discover new molecular entities.

   - Expanding the product pipeline by identifying new product opportunities according to stringent criteria and by conducting feasibility studies. The Company focuses its efforts on selecting new drug candidates based on stringent criteria and developing DepoFoam formulations of drugs where sustained-release formulations offer a clear medical or cost benefit. Once a candidate compound passes these screening criteria, DepoTech performs a limited set of tests to establish technical feasibility for the product before undergoing expensive clinical development. The Company believes that proprietary DepoFoam formulations will add additional value to such drugs by potentially increasing their level of efficacy, reducing their toxicity and side effects, lowering overall treatment costs and expanding the indications they address.

   - Establishing collaborative and funding arrangements for development and commercialization of new DepoFoam products. As part of its commercialization strategy, the Company intends to focus its efforts on establishing collaborative arrangements with corporate partners to obtain access to specific compounds, obtain marketing and distribution capabilities and fund product development. With respect to products that are proprietary to the partner, DepoTech will seek to have the partner fund the feasibility, formulation, development, clinical testing and regulatory costs of the DepoFoam formulations of the product and will generally grant worldwide distribution rights to the DepoFoam formulation to the partner. In March 1994, the Company entered into a collaboration with Chiron that contained these strategic elements. In addition, in selected instances, DepoTech may retain certain marketing or co-promotion rights.

   - Retaining certain manufacturing rights to DepoFoam formulations. A key strategy of the Company is to seek to maintain exclusive formulation and manufacturing rights to DepoFoam encapsulated drugs, including proprietary products of corporate partners. The Company believes it has developed significant proprietary expertise in the formulation and manufacture of DepoFoam and expects to receive compensation for its expertise and effort in manufacturing DepoFoam formulations of drugs.

PRODUCT RESEARCH AND DEVELOPMENT PROGRAMS

      The table below summarizes DepoTech's portfolio of products currently under development and formulations undergoing feasibility testing.

                                                                                    CORPORATE
PRODUCT (ACTIVE COMPOUND)     INTENDED USE                 STATUS(1)                PARTNER(2)
------------------------------------------------------------------------------------------------------
                                PRODUCT PROGRAMS
------------------------------------------------------------------------------------------------------
DepoCyt (cytarabine)          Neoplastic meningitis
                                solid tumors               NDA/Phase IV             Chiron
                                leukemia/lymphoma          Phase III                Chiron
                                pediatric use              Phase I, dose finding    Chiron
                              Neoplastic meningitis        Pharmacokinetics         Chiron
                                                           study (Europe)
DepoMorphine (morphine)       Acute post-operative pain    Phase I                  None
DepoAmikacin (amikacin)       Bacterial infections         Phase I                  None
D0601 (IGF-1)                 Rheumatologic diseases       Preclinical              Chiron
------------------------------------------------------------------------------------------------------
                              FEASIBILITY PROGRAMS
------------------------------------------------------------------------------------------------------
Antisense oligonucleotides    CMV retinitis                Feasibility              Isis
(Isis 2922)
F0103 (undisclosed)           Undisclosed                  Feasibility              Johnson & Johnson
F0503 (undisclosed)           Cardiovascular               Feasibility              LEO Pharmaceutical
                                                                                    Products, Ltd.
F0602 (IGF-1)                 Undisclosed                  Feasibility              Chiron

F0303 (undisclosed)           Undisclosed                  Feasibility              Chiron

Local anesthetics             Acute post-operative pain    Feasibility              None
(bupivacaine)

(1) "Feasibility" means initial laboratory testing to determine the ability to encapsulate the drug efficiently in DepoFoam, establish preliminary stability, engineer appropriate in vitro release rates and conduct limited animal studies. "Preclinical" means formulation optimization, scale-up experiments, additional stability testing following initial feasibility studies and other studies, including additional animal studies focused on toxicology and efficacy, necessary to prepare and file an IND. "Dose finding study" means a study to determine the appropriate dose established in one patient population in a different patient population (e.g., pediatric patients). "Phase I" means initial human studies designed to establish the safety, dose tolerance and sometimes pharmacokinetics of a compound. "Phase III" means human studies designed to lead to accumulation of data sufficient to support an NDA. "Phase IV" means human studies that are generally performed after approval of a new drug. In the case of DepoCyt, as with all drugs subject to accelerated approval, the FDA has requested that the Company submit a Phase IV protocol prior to submission of an NDA. Completion of a Phase IV study is not a prerequisite for review of an NDA by the FDA. "Pharmacokinetics study" as used above means human studies to confirm that therapeutic levels of drug in the CSF can be achieved by the lumbar route of administration.

(2) The Company will seek to maintain manufacturing rights to DepoFoam formulations of compounds and will generally grant worldwide distribution rights to the DepoFoam formulation to the partner. For instance, in its collaboration with Chiron, DepoTech will manufacture DepoCyt and will encapsulate Chiron's proprietary compounds in a DepoFoam formulation.

DepoCyt

      The Company's lead product, DepoCyt sustained-release encapsulated cytarabine, is a proprietary DepoFoam formulation of a generic anti-cancer drug, also known as ara-C. DepoCyt is being developed in collaboration with Chiron in the United States, Canada and Europe for the treatment of three subtypes of NM arising from solid tumors, leukemia and lymphoma. The Company commenced filing an NDA initially for the treatment of NM arising from solid tumors in the fourth quarter of 1996 and plans to complete this filing as soon as practicable.

      Background. NM is a form of metastatic cancer arising from the spread of leukemia, lymphoma or solid tumors to the tissue, known as the meninges, which surrounds the brain and spinal cord and encloses the CSF. Because of the blood-brain barrier, drugs in the bloodstream do not penetrate well into the CSF. Thus, when cancer cells metastasize to the meninges, the most effective therapy is to inject anti-cancer drugs directly into the CSF. Cytarabine is one of the two drugs most commonly used for this therapy. Cytarabine acts by inhibiting a vital enzyme in DNA synthesis, DNA polymerase, causing a halt to the synthesis of DNA and resulting in death of the cell. Therefore, the best results are obtained when the drug is localized in the vicinity of dividing cancer cells for an extended period.

      Because the therapeutic half-life of cytarabine in the CSF is relatively short, frequent and repeated injections are necessary for effective treatment. For safety reasons, continuous intrathecal infusion of cytarabine is not a viable option. The result is that NM cannot be treated effectively without the use of repeated, intrathecal injections that are inconvenient and uncomfortable for patients, require physician supervision and increase the risk of infection. Because of these and other factors, the disease is often under-diagnosed and frequently left untreated. Without effective treatment, life expectancy for patients diagnosed with this disease is between two and four months. Clinical trials to date have shown that DepoCyt maintained therapeutically useful concentrations of cytarabine in the CSF for two weeks after a single intrathecal injection as compared to less than one day with traditional intrathecal injections of cytarabine. As a consequence, the use of DepoCyt results in less frequent injections and extended therapeutic levels of the drug in the CSF.

      Markets. The Company estimates that the current treated market for NM is approximately 20,000 patients per year in the United States. However, the Company expects the treatment market to grow and estimates that approximately 65,000 patients per year in the United States develop this disease. In June 1993, the Company obtained orphan drug designation for DepoCyt from the FDA to treat NM.

      Clinical Development. In the Phase III clinical trial as originally designed and initiated in April 1994, patients with one of the three subtypes of NM selected from multiple centers were randomized to receive either DepoCyt or standard therapy. Standard therapy for metastases of solid tumors is methotrexate and the standard therapy for metastases of leukemia and lymphoma is unencapsulated cytarabine. Within each subtype, at least 20 patients are to receive DepoCyt and at least 20 patients are to receive standard therapy. A total of 40 patients are to be treated for each subtype of the disease and a minimum total of only 120 patients are required to complete all three arms of the study. Enrollment of patients into the Phase III trial for NM arising from solid tumors was completed in May 1996 and the data from the trial was analyzed subsequently based on a data cutoff date of October 1, 1996. Data from the pivotal Phase III clinical study of DepoCyt in solid tumor patients suggest a higher complete response rate, extended survival and longer time to disease progression, compared to the standard treatment.

      Based on the data above and other data still being analyzed from the trial, the Company is completing the filing of an NDA with the FDA for the treatment of NM arising from solid tumors. The filing commenced in the fourth quarter of 1996 with the Chemistry, Manufacturing and Controls section of the NDA. The Company plans to complete the filing of the NDA as soon as practicable. Following the completion of the NDA filing, the Company intends to submit data pertaining to efficacy on available lymphoma and leukemia patients. The Company is continuing the pivotal Phase III trial of DepoCyt for patients with lymphoma and leukemia and plans to submit supplements to the NDA for the treatment of these diseases.

      The development of DepoCyt is being performed under the expedited development process of the FDA regulations, which is available for therapeutic products to treat life-threatening illnesses for which no satisfactory alternative therapies exist. The FDA has advised the Company that it could file an NDA with data collected from any one individual subtype in advance of accruing patients and completing the analyses on the other two subtypes.

      In the case of DepoCyt, as with all drugs subject to accelerated approval, the FDA had requested that the Company submit a Phase IV protocol prior to submission of an NDA. Completion of a Phase IV study is not a prerequisite for review of an NDA by the FDA. The Company has initiated a multicenter Phase IV study of DepoCyt for the treatment of NM arising from solid tumors in the United States and Canada. This study is a non-randomized trial intended to collect further data relating to safety and efficacy. The study also permits additional injections of DepoCyt for patients who fail to respond completely during the initial induction period of the study or who relapse 30 days following completion of the treatment protocol. See "-- Government Regulation."

      Additional Territories and Indications. Chiron is currently carrying out pharmacokinetic studies of DepoCyt for the treatment of NM in Europe. In addition, DepoTech plans to start a trial of DepoCyt in Japan. This trial is designed to confirm the applicability of the dosing regimen used in the North American and European trials to the Japanese population. In parallel, the Company intends to submit an orphan drug application for the accelerated marketing approval of DepoCyt in Japan.

      To establish the appropriate use of DepoCyt in children afflicted with NM, DepoTech, in conjunction with Chiron, has begun a multi-center pediatric dose finding trial. This study will evaluate the safety and pharmacokinetics of DepoCyt in children of various ages. In addition, the study is expected to provide information regarding the efficacy of DepoCyt in children and to collect data on the long-term use of the drug.

      The Company is also exploring additional indications for DepoCyt, including its use in the treatment of other cancers including ovarian, lung and breast cancer, as well as neuroglioma and AIDS-related non-Hodgkin's lymphoma.

DepoMorphine

      DepoTech is developing DepoMorphine sustained-release encapsulated morphine sulfate for use in moderating acute pain following surgery. This product is intended for epidural administration and may replace repeated epidural or intravenous administration of opiates or patient controlled analgesia for two to four days following surgery.

      The Company believes that DepoMorphine could be used in management of pain associated with many types of surgery, including Cesarean sections (epidural morphine is often used in Cesarean sections in the United States), hysterectomies, deep abdominal surgeries, hip and knee replacements and other surgical procedures. In 1995, the Company identified a total of approximately
5.6 million procedures occurring in the United States that may have been candidates for DepoMorphine. The Company estimates the target market to be approximately 3.8 million procedures. In 1995, morphine worldwide unit sales were approximately 64.0 million units, including 41.6 million units in the United States, 9.8 million units in Japan and 12.6 million units in Europe. The Company believes that DepoFoam offers the opportunity to reformulate morphine sulfate, which has been a generic product for many years, into a proprietary new product with traditional pharmaceutical margins.

      DepoTech has completed formulation development, initial manufacturing scale-up and preclinical studies of DepoMorphine. Preclinical studies in animals showed that DepoMorphine provided a minimum of two to three days of pain control following a single epidural injection. One characteristic of certain DepoFoam formulations of drugs is that an enhanced local effect may occur with limited systemic toxicity. A number of pharmacokinetic studies in animals have confirmed that there are high levels of morphine at the injection site and in the local cerebral spinal fluid with very low levels in the blood. These data also show a sustained effect of the morphine and reproducibility from multiple batches of DepoMorphine.

      In December 1996, The Company filed an IND with the FDA to begin clinical studies of DepoMorphine for the management of acute post-operative pain. In March 1997, DepoTech began a Phase I dose-escalation study that will assess the safety and pharmacokinetics of single doses of DepoMorphine administered epidurally to healthy volunteers. The study will also provide a preliminary assessment of DepoMorphine's ability to inhibit the transmission of pain. Up to 30 healthy subjects will be enrolled, and the study will be conducted at a single site under the leadership of members of the Department of Anesthesiology, Stanford University Medical Center.

DepoAmikacin

      DepoTech is developing DepoAmikacin sustained-release encapsulated amikacin, a DepoFoam formulation of a potent, broad-spectrum antibiotic. The Company believes that DepoFoam offers the opportunity to reformulate amikacin, which became a generic antibiotic in 1990, into a proprietary new product and to improve its therapeutic profile. The Company has successfully encapsulated amikacin in DepoFoam and has tested various formulations in animals. DepoTech completed a Phase I clinical trial for DepoAmikacin in April 1996 in which the drug was found to be well-tolerated for all dosage levels studied. The Company is currently conducting formulation optimization and scale-up studies and is preparing for additional clinical testing.

      Background. Bacteria cause a wide range of illnesses in people, ranging from clinically unimportant infections to fatal diseases. Injectable forms of antibiotics are important tools of the physician, especially for more acutely ill patients. However, most antibiotics that are administered orally, by bolus injection or by continuous infusion achieve high systemic concentrations but lesser concentrations in infected tissue, and are generally eliminated from the body within several hours of administration. Furthermore, the concentration of certain antibiotics, including amikacin, that can be achieved in the infected tissue using current formulations is limited by the amount of drug that the body can tolerate in the bloodstream without causing damage to the kidneys and auditory nerves.

      DepoAmikacin can be administered directly into the site of infection and may deliver therapeutic levels of amikacin while reducing certain systemic toxicities associated with this drug. Consequently, DepoAmikacin may be able to expand the indications for amikacin and result in more attractive prices and margins. The Company believes DepoAmikacin may be used in many applications, including treatment and prophylaxis of bacterial infections associated with open fractures, indwelling vascular catheters, orthopedic implants, peritonitis and vascular grafts.

      Markets. In 1995, there were reported to be a total of over 7.0 million procedures occurring in the United States in which site-specific antibiotic treatment may have been appropriate. DepoTech estimates the target United States market for DepoAmikacin to be approximately 5.6 million procedures. Worldwide 1995 sales of the general class of antibiotics known as aminoglycosides, which includes amikacin, were approximately $447.0 million. In 1995, amikacin worldwide unit sales were approximately 8.4 million units, including 631,000 units in the United States, 5.7 million units in Japan and 2.0 million units in Europe.

      Clinical Development. In animal studies performed by the Company, a single injection of DepoAmikacin administered locally at the site of an intentionally infected implanted foreign body significantly reduced the number of bacteria present versus the use of either systemic or local injection of free amikacin. This animal model is analogous to many surgical situations, from complicated hip replacement surgery to insertion of catheters. Additional animal models of infection, including models for peritonitis and infected surgical wounds, are currently underway. Information from these studies will be used to support the selection and design of follow-on studies, including a Phase II clinical study of efficacy.

Chiron Proprietary Products

      Under its agreement with Chiron, two Chiron proprietary proteins, IGF-1 and IL-2, were chosen as the first two proprietary compounds to be developed into DepoFoam formulations. Feasibility studies including formulation development and in vivo animal studies on IGF-1 and IL-2 were completed and D0601 (DepoFoam encapsulated IGF-1) was chosen for further development. D0601 scale-up and preclinical development are currently underway. In addition, Chiron and the Company have initiated another feasibility study on an additional DepoFoam formulation of IGF-1, F0602 for undisclosed indications. In March 1997, Chiron selected a gene therapy product for an undisclosed indication as the 1997 feasibility study candidate.

New Product Feasibility Programs

      DepoTech is also evaluating DepoFoam formulations of several additional compounds which may offer significant medical benefits and substantial market potential, including antisense oligonucleotides, local anesthetics, antithrombotics and certain proprietary molecules of LEO Pharmaceutical Products, Ltd. ("LEO") and Johnson and Johnson's The R. W. Johnson Pharmaceutical Research Institute, a Division of Ortho Pharmaceutical Corporation. The objectives of the feasibility programs are to: (i) determine the ease and efficiency of encapsulation of candidate drugs; (ii) evaluate in vitro and in vivo drug release characteristics; and (iii) conduct initial efficacy and/or safety studies in animal models to demonstrate potential clinical utility and advantages of the DepoFoam formulations.

      Antisense Oligonucleotides. In August 1995, DepoTech signed a research agreement with Isis Pharmaceuticals, Inc. ("Isis"). Under the terms of the agreement, DepoTech has successfully encapsulated two Isis compounds and completed in vitro release and characterization studies of DepoFoam formulations of proprietary Isis antisense oligonucleotides. Isis has performed pharmacokinetic studies in animal models demonstrating prolonged release of DepoFoam encapsulated antisense oligonucleotides. Based on these preliminary studies, Isis and DepoTech elected to extend the research agreement to conduct additional feasibility studies with Isis 2922 for use in CMV-induced retinitis. CMV retinitis is a localized, infectious disease that progressively destroys the retina and eventually results in blindness in AIDS patients.

      Local Anesthetics. DepoTech is conducting feasibility studies on DepoFoam formulations of local anesthetics, such as bupivacaine, for use in alleviating local pain following surgery or injury. The Company has successfully encapsulated bupivacaine into DepoFoam. Pharmacokinetic studies have shown that DepoFoam encapsulated bupivacaine is released slowly from the site of injection, resulting in prolonged duration (more than 24 hours) of analgesia following a single-dose administration. The Company is now optimizing the DepoFoam bupivacaine formulation. DepoTech believes that a DepoFoam formulation of a local anesthetic may complement its current DepoMorphine program and that the DepoMorphine and local anesthetic formulations may give physicians significantly improved drugs to manage post-operative pain.

      Pain associated with surgery or injury is often treated with local anesthetics. However, the usefulness of local anesthetics is frequently limited by their short half-lives which results in recurrence of pain and the need for repeated drug administration by a medical professional. A DepoFoam formulation of a local anesthetic may be useful either locally or regionally (e.g., epidurally) to provide long-lasting pain relief of more than 24 hours and to reduce systemic central nervous system and cardiovascular toxicity associated with currently-used drugs.

      The Company believes there are more than 5 million surgical procedures and serious trauma injuries per year that may benefit from longer lasting analgesia. The current pain relief drugs are short-acting and frequently do not provide adequate duration of pain relief. The Company believes that a long-lasting, safe DepoFoam formulation of a local anesthetic, such as bupivacaine, could become the drug of choice for controlling post-operative and post-injury pain.

STRATEGIC ALLIANCES

      As part of its commercialization strategy, the Company intends to focus its efforts on establishing collaborative arrangements with corporate partners to obtain access to specific compounds, obtain access to distribution organizations and fund development work. The Company intends to seek to collaborate with major pharmaceutical or fully-integrated biotechnology companies that have significant clinical development, financial and marketing resources.

      With respect to products that are proprietary to its partners, DepoTech will seek to have its partners fund the feasibility, formulation, development, clinical testing and regulatory costs associated with the product and will generally grant worldwide distribution rights to the DepoFoam formulation to the partner. A key strategy of the Company is to retain exclusive formulation and manufacturing rights to any DepoFoam encapsulated drugs, including proprietary products of corporate partners. Under these collaborative arrangements, DepoTech expects to receive compensation based on both the partner's sales of the product and manufacturing costs of the product.

      The Company will have limited or no control over the resources that any partner may devote to the Company's products, over partners' development efforts, including the design and conduct of clinical trials, or over the pricing of products. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products. Any parallel development by a partner of alternate drug delivery technologies, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of a collaborative agreement or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products would have a material adverse effect on the Company.

Chiron

      In March 1994, the Company entered into the Agreement with Chiron. The objective of the collaboration is to develop and commercialize DepoCyt for use in the treatment of cancer, and to explore the use of the Company's DepoFoam technology for certain compounds proprietary to Chiron. DepoTech believes that Chiron's pharmacological, clinical development and marketing resources in these areas complement DepoTech's resources. See "-- Product Research and Development Programs."

      The Agreement grants Chiron rights to market and sell DepoCyt in the United States, Canada and Europe. Chiron has funded and will continue to fund 50% of the clinical development expenses in the United States. Canadian registration expenses will be funded by Chiron. Any additional clinical trials required in Europe will be funded by Chiron. DepoTech will manufacture DepoCyt, Chiron will market, sell, and distribute DepoCyt, and the parties will share all profits equally. Chiron will make payments to DepoTech upon completion of filing of an NDA and upon achievement of certain milestones in the European development of DepoCyt. Chiron also has a right of first refusal to obtain a license to alternate DepoFoam formulations of cytarabine under terms and conditions to be negotiated in the future. Following an evaluation of the markets and certain other factors, the Company and Chiron mutually agreed not to further develop certain additional generic cancer compounds named in the Agreement.

      The Agreement also provides for the joint development of DepoFoam formulations of certain compounds proprietary to Chiron ("Chiron Products"). Feasibility studies, including formulation development and in vivo animal studies on IGF-1 and IL-2, have been completed and D0601 (a DepoFoam formulation of IGF-1) scale-up and preclinical development are currently underway. In addition, Chiron and the Company have initiated another feasibility study on an additional formulation of IGF-1, F0602, for undisclosed indications. In March 1997, Chiron selected a gene therapy product for an undisclosed indication as the 1997 feasibility study candidate. In 1998 and thereafter, Chiron must fund one feasibility program for a Chiron Product per year or lose its option to develop DepoFoam formulations of additional Chiron proprietary compounds. The agreement provides that Chiron will pay DepoTech for the Company's feasibility efforts, and that Chiron will be responsible for all development costs thereafter. The agreement also provides for payments by Chiron to DepoTech upon achievement of certain development milestones with regard to the Chiron Products. Chiron will have exclusive, worldwide distribution rights to all Chiron Products and will manufacture the bulk unencapsulated drug. DepoTech will then encapsulate the bulk drug in DepoFoam creating the Chiron Product, and Chiron will market, sell and distribute the Chiron Products. Chiron will compensate DepoTech based on both manufacturing costs, including a manufacturing profit, and a percentage of Chiron's sales of the Chiron Products.

      Both DepoTech and Chiron have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice. In addition, Chiron has the ability to terminate the development of a Chiron Product with a limited amount of advance notice.

      In connection with the Agreement, Chiron made a $2.5 million equity investment in the Company. In addition, Chiron paid $1.0 million in March 1994 for a warrant which was converted in January 1995 to a DepoCyt marketing rights fee. Finally, in January 1995, upon achievement of a development milestone, Chiron reimbursed DepoTech approximately $2.5 million for Chiron's share of DepoCyt's clinical trial and development costs from July 1993 through December 1994 and will continue to share equally in DepoCyt's United States clinical trials and development costs. The Company will fund 50% of the sales and marketing expenses incurred for DepoCyt. DepoTech may receive additional payments upon achievement of certain other developmental milestones.

MANUFACTURING

      In connection with its collaborative arrangements, DepoTech intends to maintain exclusive formulation and manufacturing rights to any DepoFoam encapsulated drugs, including proprietary products of corporate partners, and expects to receive compensation based on both manufacturing costs of the product and the value added by the Company's technology to the partner's product. To date, the Company has manufactured its drug delivery formulations only for clinical trials and testing formulations of certain potential therapeutic products and has no experience manufacturing products for commercial purposes. Since 1995, the Company has manufactured clinical material in a 14,400 square foot manufacturing plant built for this purpose. This manufacturing plant has completed validation to comply with cGMP regulations for the manufacture of pharmaceuticals and was inspected by the California Department of Health Services Food and Drug Branch and received a license from the State of California to manufacture drugs. This manufacturing plant has undergone an initial PAI from the FDA for the manufacture of DepoCyt. The Company has received written inspectional observations from the FDA and has responded in writing to such observations as requested by the FDA. The Company believes that it will be able to address all of the observations from the PAI in a timely fashion. The completion of a PAI and satisfactory resolution of the inspectional observations is a precondition for approval of DepoCyt. Prior to marketing DepoCyt (and any other pharmaceutical products), the Company will need to meet applicable regulatory standards, achieve prescribed product quality and reach necessary levels of production of such products and obtain marketing approvals.

      In addition, the Company completed construction and occupied an 82,000 square foot facility to house its administrative, research and development and future manufacturing activities in September 1995. Prior to commencing commercial manufacturing operations from this facility, the Company will need to comply with additional and necessary validation, regulatory and inspection requirements.

      The Company currently relies on a limited number of suppliers to provide the materials used to manufacture its DepoFoam formulations. Certain of these materials are purchased only from one supplier. In the event the Company could not obtain adequate quantities of necessary materials from its existing suppliers, there can be no assurance that the Company would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time-consuming. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products.

      To date, the Company has relied on a particular proprietary method of manufacture. There can be no assurance that this method will be applicable to all pharmaceuticals the Company desires to commercialize. Further, the yield of product incorporated into the delivery system may be highly variable for different therapeutic agents. Finally, the Company will need to successfully meet any manufacturing challenges associated with the characteristics of the drug to be encapsulated. The physical and chemical stability of the DepoFoam formulation may vary with each therapeutic agent over time and under various storage conditions. There can be no assurance that the manufacturing process will result in economically viable yields of product or that it will produce formulations of therapeutic products sufficiently stable under suitable storage conditions to be commercially useful.

      In the event that the Company decides to pursue alternative manufacturing methods for some or all of its drugs, there can be no assurance that these methods will prove to be commercially practical or that the Company will have or be able to acquire rights to use such alternative methods.

GOVERNMENT REGULATION

      DepoTech's research and development activities are, and its future business will be, subject to significant regulation by governmental authorities in the United States, primarily the FDA. Pharmaceutical products intended for therapeutic use in humans are governed principally by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations in the United States and by comparable laws and regulations in foreign countries. The process of completing clinical testing and obtaining FDA approval for new drugs or biological products requires a number of years and the expenditure of substantial resources. DepoTech will also be subject to regulation under the food and drug statutes and regulations of the State of California.

      Pharmaceutical products developed by DepoTech likely will be classified by the FDA as "new drugs" even though the active ingredient in the product was previously approved. This is because the Company's products will be intended for new indications or routes of administration, will provide significantly different pharmacokinetics or will claim to provide significantly increased safety or efficacy, requiring approval under an NDA. In some cases, the Company's products may be marketed as "new drugs" under abbreviated provisions for generic drugs (e.g., "paper NDA") where there are substantial similarities with a currently marketed product that is not protected by patents. It is also likely that some of the drugs developed by the Company will be classed as "biologics" under the Public Health Service Act and relevant portions of the Federal Food, Drug, and Cosmetic Act. In this case, the products will be subject to somewhat different regulations.

      Prior to marketing a new drug product in the United States, other than a generic drug, it is necessary to complete the following: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND, allowing clinical and other studies to assess safety and parameters of use;
(iii) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug; (iv) submission of an NDA to the FDA; and (v) FDA approval of the NDA. For biological products, the process is similar, but not identical to that described above for drugs, with the NDA being replaced with a Product License Application ("PLA"). For marketing of a product under the generic drug provisions, an Abbreviated New Drug Application ("ANDA") must be submitted to the FDA and approved prior to commercial sale or shipment of the drug.

      Typically, for non-generic new drugs and therapeutic biological products, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information about the drug's pharmacology and toxicology and to identify any potential safety problems. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence after clearance of the IND by the FDA. A three-phase clinical trial program is usually required for FDA approval of a pharmaceutical product. Phase I clinical trials are designed to determine the metabolism and pharmacological effects of the drug in humans and the side effects associated with increasing doses. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and provide evidence of the short-term side effects and risks associated with the drug or biologic and are generally designed to provide the substantial evidence of safety and effectiveness of a drug or biologic required to obtain FDA approval. Phase III clinical trials often involve a substantial number of patients in multiple study centers and may include chronic administration of the agent in order to assess the overall risk/benefit relationship of the drug or biologic. A clinical trial may combine the elements of more than one phase and typically two or more Phase III studies are required. Generally, as the Company intends to utilize active ingredients in its products that have previously been approved or are in a late stage of development, these requirements may be somewhat abbreviated.

      Upon completion of clinical testing that the Company believes demonstrates that the product is safe and effective for a specific indication, an NDA or PLA may be submitted to the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re- evaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk to the patient. The clinical testing and FDA review process for new drugs or biologics will require substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA may refuse to approve an NDA or PLA and may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Also, the regulatory process can be modified by Congress or the FDA in a manner that could materially affect the Company.

      In 1988, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. These regulations provide for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. In some cases, the objectives of the Phase I and Phase II studies are combined as a single Phase I/II study. If the results of Phase I and Phase II trials support the safety and effectiveness of the therapeutic agent, and their design and execution are deemed satisfactory upon review by the FDA, marketing approval may be sought at the end of Phase II trials or only limited Phase III trials may be required. NDA or PLA approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies, sometimes called Phase IV studies, may be required. If, after approval, a post-marketing clinical study establishes that the drug does not perform as expected, or if post-marketing restrictions are not adhered to or are not adequate to ensure the safe use of the drug, FDA approval may be withdrawn. The expedited approval may shorten the traditional drug development process by as much as two to three years.

      At the present time, DepoCyt is being developed under such an accelerated program. There can be no assurance, however, that any future products the Company may develop will be eligible for evaluation by the FDA under the 1988 regulations. In addition, there can be no assurance that DepoCyt or any future products (if eligible) will be approved for marketing at all or, if approved for marketing, will be approved for marketing sooner than would be traditionally expected.

      Once the sale of a product is approved, the FDA regulates production, marketing and other activities under the Federal Food, Drug, and Cosmetic Act and the FDA's implementing regulations. Post-marketing reports are required to monitor the product's usage and effects. Product approvals may be withdrawn, or other actions may be ordered, or sanctions imposed, including criminal prosecution, if compliance with regulatory requirements is not maintained. Other countries in which any products developed by the Company or its licensees may be marketed impose a similar regulatory process.

      Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or PLA, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Under current law, approval of the first NDA for a drug with orphan drug designation confers United States marketing exclusivity to market such designated drug for the designated indication for a period of seven years following approval of the NDA, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process.

      In June 1993, the Company obtained orphan drug designation for DepoCyt from the FDA to treat NM. There can be no assurance that the Company will receive the first FDA approval to market DepoCyt to treat NM and thus take advantage of orphan drug exclusivity for DepoCyt to treat NM arising from leukemia, lymphoma or solid tumor metastases. Although obtaining FDA approval to market a product with an orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

      In addition to regulations enforced by the FDA and the State of California, the Company also is subject to regulation under the Occupational Safety and Health Act, the Controlled Substances Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal, state and local regulations governing permissible laboratory activities, waste disposal handling of toxic, dangerous or radioactive materials and other matters. The Company believes that it is in compliance with such regulations. These regulations are subject to change, however, and may, in the future, require substantial effort and cost to the Company to comply with each of the regulations, and may possibly restrict the Company's business activities.

      For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs and biologics. The requirements relating to the conduct of clinical trials, manufacturing, product licensing, pricing and reimbursement vary widely from country to country. For DepoMorphine, there may be additional regulatory requirements relating to controlled substances for sale in foreign countries.

PATENTS AND PROPRIETARY RIGHTS

      DepoTech relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of March 1, 1997, the Company owned or had exclusive rights to five issued United States patents, 10 pending United States patent applications, 42 issued foreign patents and 42 pending foreign applications on file covering various aspects of its drug delivery technology. The Company intends to file additional patent applications in the future. There can be no assurance that the Company will be issued any additional patents or that, if any patents are issued, they will provide the Company with significant protection or will not be challenged. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents would be time consuming and costly. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States. The United States Patent and Trademark Office ("PTO") has instituted changes to the United States patent law including changing the term to 20 years from the date of filing for applications filed after June 8, 1995. While one of the above applications was filed after June 8, 1995, the Company cannot predict the effect that such changes on the patent laws may have on its business, or on the Company's ability to protect its proprietary information and sustain the commercial viability of its products.

      In February 1994, the Company entered into an Assignment Agreement with the Research Development Foundation ("RDF"), pursuant to which RDF assigned to DepoTech exclusive rights to certain intellectual property relating to the DepoFoam technology, including corresponding patents and patent applications for such property (the "RDF Technology"). The Company is obligated under the Assignment Agreement to prosecute certain patent applications and maintain issued patents relating to the RDF Technology. The term of the Assignment Agreement extends through the life of the last to expire of the patents or patent applications included in the RDF Technology. RDF retains the right to terminate the agreement or to convert the exclusive nature of the rights granted under the agreement into a nonexclusive license in the event that the Company does not satisfy its contractual obligations, including making certain minimum annual payments. Additional termination events include bankruptcy, an uncured material breach of the agreement or a contest by DepoTech of the patents included in the RDF Technology. The termination of the Assignment Agreement or the conversion of its exclusive nature to a nonexclusive agreement would have a material adverse effect on the Company.

      The patent positions of pharmaceutical, biotechnology and drug delivery companies, including DepoTech, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of the Company's patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the PTO to determine priority of invention that could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require the Company to cease using the technology in dispute.

      There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to further develop or commercialize its products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse affect on the Company. Finally, litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the Company.

      As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that DepoTech's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company.

      The Company may require additional technology in the formulation and manufacture of DepoFoam formulations to which the Company currently does not have rights. If the Company determines that this additional technology is relevant to the development of future products and further determines that a license to this additional technology is needed, there can be no assurance that the Company can obtain a license from the relevant party or parties on commercially reasonable terms, if at all. There can be no assurance that the Company can obtain any license to any technology that the Company determines it needs, on reasonable terms, if at all, or that DepoTech could develop or otherwise obtain alternate technology. The failure of the Company to obtain licenses, if needed, would have a material adverse affect on the Company.

      The Company's ability to develop and commercialize its technology will be affected by the Company's or its partners' access to the drugs that are to be formulated. The Company intends in certain circumstances to rely on the ability of its partners to provide access to the drugs that are to be formulated for use with DepoFoam. There can be no assurance that the Company's partners will be able to provide access to drug candidates for formulation in DepoFoam, or that, if such access is provided, the Company or its partner will not be alleged or determined to be infringing on third parties' rights and will not be prohibited from using the drug or be found liable for damages that may not be subject to indemnification. Any restriction on access or liability for damages would have a material adverse effect on the Company.

COMPETITION

      The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. The Company's success will depend upon maintaining a competitive position and developing products and technologies for efficient and cost-effective drug delivery. The Company's products will compete with other formulations of drugs and with other drug delivery systems. There can be no assurance that any of the Company's products will have advantages that will be significant enough to cause medical professionals to adopt their use. DepoTech believes that its products will compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance. New drugs or further development in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost than those offered by the Company's DepoFoam drug delivery system.

      The Company is aware of many other competitors in the field of drug delivery, including competitors developing injectable or implantable drug delivery systems, oral drug delivery technologies, passive transdermal systems, electrotransport systems, oral transmucosal systems and inhalation systems. There can be no assurance that developments by others will not render the Company's products or technologies uncompetitive or obsolete. Many of the Company's existing or potential competitors have substantially greater research and development capabilities, experience, manufacturing, marketing, financial, and managerial resources than the Company. Furthermore, acquisitions of competing drug delivery companies by large pharmaceutical companies could enhance competitors' financial, marketing and other resources. Accordingly, the Company's competitors may succeed in developing competing technologies, obtaining FDA approval or gaining market share for products more rapidly than the Company.

SALES AND MARKETING

      Commercialization of the Company's products is expected to be expensive and time-consuming. In the event that the Company elects to participate directly in sales and marketing efforts for the Company's products, the Company will need to build such capability in the targeted markets. The Company currently has a limited marketing staff. There can be no assurance that the Company will be able to establish an adequate sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. To the extent the Company relies on its collaborators, there can be no assurance that any of these collaborators or their sublicensees will successfully market or distribute the Company's products or that the Company will be able to establish a successful direct sales organization, co-promotion or distribution arrangements.

HUMAN RESOURCES

      As of March 1, 1997, DepoTech had approximately 137 full-time employees, including 120 in research, development and operations, and 17 in finance and administration. Of these employees, 46 hold advanced degrees, of which 26 are M.D.s, D.Pharm.s, Ph.D.s or D.V.M.s. The Company's future success will depend in large part upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

RISKS AND UNCERTAINTIES

      Early Stage Company. DepoTech's products are at an early stage of development, and, to date, only two of the Company's DepoFoam formulations, DepoCyt and DepoAmikacin, have been subject to any human clinical testing, with one additional product, DepoMorphine, recently commencing such testing. The Company's potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. There can be no assurance that DepoCyt, DepoAmikacin, DepoMorphine or any of the Company's other products or potential products, will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized. In addition, there can be no assurance that preclinical or clinical testing will accurately predict safety or efficacy in broader human use, or that delays in the regulatory approval process will not arise, delaying approval longer than currently expected by the Company. Even if all of the Company's products prove to be safe and effective and are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that health care providers, payors and patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with its partners, successfully market products would have a material adverse effect on the Company.

      As with all drugs subject to accelerated approval, the FDA requested that the Company conduct a Phase IV clinical trial. The trial is in process. There can be no assurance that the data from the solid tumor arm of the DepoCyt Phase III clinical trial reported to date regarding DepoCyt will be sufficient to gain FDA approval, that additional results from the still ongoing arms of the pivotal Phase III trial for NM arising from lymphoma and leukemia, will generate positive results and/or confirm earlier results or that the Phase IV, pediatric, European and other clinical trials of DepoCyt will generate positive results. Any of these occurrences could have a material adverse effect on the Company and its ability to fund the further development and commercialization of DepoCyt and its other products.

      Government Regulation; Uncertainty of Obtaining Regulatory Approval. DepoTech's research and development activities are, and its future business will be, subject to significant regulation by governmental authorities in the United States, primarily by the FDA. Pharmaceutical products intended for therapeutic use in humans are governed principally by the Federal Food, Drug, and Cosmetic Act, as amended, and by the FDA regulations in the United States and by comparable laws and regulations in foreign countries. DepoTech is also subject to regulation under the food and drug statutes and regulations of the State of California.

      DepoTech has announced certain results of the solid tumor arm of the Phase III clinical trial for DepoCyt and filed data within various sections of the DepoCyt NDA. There can be no assurance that these results and data will meet the requirements for regulatory approvals necessary to commercialize DepoCyt in the United States or otherwise.

      The clinical testing and FDA review process for new drugs or biologics requires substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA may refuse to approve a product for commercial sale or shipment if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Also, the regulatory process can be modified by Congress or the FDA in a manner that could materially affect the Company.

      In 1988, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. These regulations provide for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. At the present time, DepoCyt is being developed under such an accelerated program. There can be no assurance, however, that any future products the Company may develop will be eligible for evaluation by the FDA under the 1988 regulations. In addition, there can be no assurance that DepoCyt or any future products (if eligible) will be approved for marketing at all or, if approved for marketing, will be approved for marketing sooner than would be traditionally expected. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies, sometimes called Phase IV studies, will be required for products approved under this provision.

      Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Under current law, orphan drug designation confers United States marketing exclusivity upon the first company to receive FDA approval to market such designated drug for the designated indication for a period of seven years following approval of the NDA, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. In June 1993, the Company obtained an orphan drug designation for DepoCyt from the FDA to treat NM. There can be no assurance that the Company will receive the first FDA approval to market DepoCyt to treat NM, and thus, receive market exclusivity for DepoCyt to treat NM arising from leukemia, lymphoma or solid tumor metastases. There can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation and marketing approval will remain in effect in the future.

      For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs and biologics in such foreign jurisdictions. The requirements relating to the conduct of clinical trials, manufacturing, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any of its partners will meet and sustain any such requirements.

      Limited Manufacturing Experience, Risk of Scale-Up. The Company has no experience manufacturing products for commercial purposes. The Company has scaled up its manufacturing operations to meet commercial requirements for DepoCyt but these operations will require the completion of a PAI and satisfactory resolution of inspectional observations. For all other products, the Company will need to significantly scale-up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Failure by the Company to successfully scale-up its manufacturing operations or to comply with cGMPs and other regulations would have a material adverse impact on the Company, including the loss of manufacturing rights under the Chiron agreement.

      History of Operating Losses; Uncertainty of Future Profitability. The Company has incurred an accumulated deficit of $42.4 million through December 31, 1996. The Company expects to continue to incur substantial losses over at least the next 18 months as the Company's research and development efforts, preclinical and clinical testing activities and manufacturing scale-up and sales and marketing arrangement efforts expand. All of the Company's revenues to date have consisted of contract revenues, milestone payments and interest income. No revenues have been generated from product sales. There can be no assurance that the Company can generate sufficient product or contract revenue to become profitable or sustain profitability.

      Dependence Upon Partners for Development and Commercialization. The Company does not currently possess all the resources necessary to develop, complete the FDA approval process for and commercialize any of its potential therapeutic products. The Company intends to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals in the United States and internationally and to commercialize its products. In addition, the Company's ability to apply its drug delivery technology to a broad range of pharmaceuticals will depend upon its ability to establish and maintain collaborative arrangements because the rights to many of the pharmaceuticals most suited to the Company's drug delivery technology are currently owned by third parties. While the Company has entered into preliminary collaborations to test feasibility of its delivery technology with certain compounds and has entered into a collaboration with Chiron, there can be no assurance that the Company will be able to enter into additional collaborations to develop commercial applications of its drug delivery technology. In addition, there can be no assurance that the Company will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. The failure of the Company to enter into a collaboration with the owner of rights to a particular formulation or pharmaceutical would preclude the Company from developing its drug delivery technology with respect to such formulation or pharmaceutical. The failure to enter into or maintain existing or future collaborations would have a material adverse effect on the Company.

      The Company's partners may pursue parallel development of other drug delivery technologies that may compete with the Company's drug delivery technology. In addition, definitive agreements negotiated with such partners may provide that these partners may terminate the collaboration at any time without significant penalty. Both the Company and Chiron have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice. In addition, Chiron has the ability to terminate the development of a proprietary Chiron compound with a limited amount of advance notice. Termination of a portion or all of the collaboration with Chiron would have a material adverse effect on the Company. To date the Company has retained the rights to formulate and manufacture its products and intends in the future generally to formulate and manufacture pharmaceuticals for partners, certain partners may choose to formulate or manufacture their own formulations, thereby limiting one or more potential sources of revenue for DepoTech. In addition, the Company believes that it may be precluded from entering into arrangements with companies whose products compete with products sold by its partners. The Company also will have limited or no control over the resources that any partner may devote to the Company's products, over partners' development efforts, including the design and conduct of clinical trials, or over the pricing of products. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products. Any parallel development by a partner of alternate drug delivery technologies, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of a collaborative agreement or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products would have a material adverse effect on the Company.

      Dependence on Suppliers. The Company currently relies on a limited number of suppliers to provide the materials used to manufacture its DepoFoam formulations. Certain of these materials are purchased only from one supplier. In the event the Company could not obtain adequate quantities of necessary materials from its existing suppliers, there can be no assurance that the Company would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time-consuming. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products.

      Reliance on Manufacturing Process. To date, the Company has relied on a particular proprietary method of manufacture. There can be no assurance that this method will be applicable to all pharmaceuticals or biologics the Company desires to commercialize. Further, the yield of product incorporated into the delivery system may be highly variable for different therapeutic agents. Finally, the Company will need to successfully meet any manufacturing challenges associated with the characteristics of the drug to be encapsulated. The physical and chemical stability of the DepoFoam formulation may vary with each therapeutic agent over time and under various storage conditions. There can be no assurance that the manufacturing process will result in economically viable yields of product or that it will produce formulations of therapeutic products sufficiently stable under suitable storage conditions to be commercially useful. In the event that the Company decides to pursue alternative manufacturing methods for some or all of its drugs, there can be no assurance that these methods will prove to be commercially practical or that the Company will have or be able to acquire rights to use such alternative methods.

      Limited Sales and Marketing Capability. Commercialization of the Company's products is expected to be expensive and time-consuming. In the event that the Company elects to participate directly in sales and marketing efforts for the Company's products, the Company will need to build such capability in the targeted markets. The Company currently has a limited marketing staff. There can be no assurance that the Company will be able to establish an adequate sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. To the extent the Company relies on its collaborators, there can be no assurance that any of these collaborators or their sublicensees will successfully market or distribute the Company's products or that the Company will be able to establish a successful direct sales organization, co-promotion or distribution arrangements.

      Reliance on Technology Rights From Research Development Foundation. In February 1994, the Company entered into an Assignment Agreement with the RDF, pursuant to which RDF assigned to DepoTech exclusive rights to the RDF Technology. As consideration for the assignment of the RDF Technology, DepoTech will pay RDF an earned royalty on gross revenues from the sale by DepoTech or its collaborators of products incorporating the RDF Technology. The Company's products, including DepoCyt, incorporate the RDF Technology. In certain other circumstances, DepoTech will pay RDF a percentage of the royalties or other consideration received by DepoTech from licensees (or, if greater, the amount of royalty DepoTech would have owed had it engaged in the same conduct as the licensees). In addition, RDF retains the right to terminate the agreement or to convert the exclusive nature of the rights granted under the agreement into a nonexclusive license in the event that the Company does not satisfy its contractual obligations, including making certain minimum annual payments. Additional termination events include bankruptcy, a material uncured breach of the agreement by DepoTech or a contest by DepoTech of the patents included in the RDF Technology. The termination of the Assignment Agreement or the conversion of its exclusive nature to a nonexclusive agreement would have a material adverse effect on the Company.

      Patents and Proprietary Technology. DepoTech relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of March 1, 1997, the Company owned or had exclusive rights to five issued United States patents, 10 pending United States patent applications, 42 issued foreign patents and 42 pending foreign applications on file covering various aspects of its drug delivery technology. The Company intends to file additional patent applications in the future. There can be no assurance that the Company will be issued any additional patents or that, if any patents are issued, they will provide the Company with significant protection or will not be challenged. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents would be time consuming and costly. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

      The patent positions of pharmaceutical, biotechnology and drug delivery companies, including DepoTech, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, there can be no assurance that any of the Company's patent applications will result in the issuance of patents or, if any patents issue, that they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention that could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome of any patent litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require the Company to cease using the technology in dispute.

      There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to further develop or commercialize its products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse affect on the Company. Finally, litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the Company.

      Access to Drugs. The Company's ability to develop and commercialize its technology will be affected by the Company's or its partners' access to the drugs that are to be formulated. The Company intends in certain circumstances to rely on the ability of its partners to provide access to the drugs that are to be formulated for use with DepoFoam. There can be no assurance that the Company's partners will be able to provide access to drug candidates for formulation in DepoFoam, or that, if such access is provided, the Company or its partner will not be alleged or determined to be infringing on third parties' rights and will not be prohibited from using the drug or be found liable for damages that may not be subject to indemnification. Any restriction on access or liability for damages would have a material adverse effect on the Company. See "--Dependence Upon Partners for Development and Commercialization."

      Future Capital Needs. The development and commercialization of the Company's products will require substantial funds to conduct research and development and preclinical and clinical testing of products and to manufacture and commercialize any products that are approved for commercial sale. The Company has a contractual commitment arising from the Chiron collaboration to fund 50% of the sales and marketing expenses incurred for DepoCyt in the United States, Canada and Europe. In addition, in December 1994, the Company entered into an agreement to lease an 82,000 square foot facility for a 20-year term with a future minimum rental commitment ranging from approximately $2.1 million to $4.3 million per year, based upon pre-established annual rent increases. Further, the Company plans to install a manufacturing line in this facility to support clinical and commercial production of products under development. The cost of equipment and tenant improvement expenses are estimated to total approximately $6.1 million in 1997. This cost is expected to be financed through new and existing bank credit facilities. Finally, the Company has a right of first refusal and right of first offer to purchase land located adjacent to its headquarters which must be exercised on or before October 15, 1997. At present, the Company has not made a decision concerning the exercise of such option. The Company's future capital requirements will depend on many factors, including continued scientific progress in its products and process development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements, the cost of establishing effective sales and marketing arrangements. To date, the Company has not received any revenues from product sales. The Company anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment and other financing and interest income will be adequate to satisfy its capital requirements and fund operations at least into 1998.

      Uncertainty of Additional Funding. The Company intends to seek additional funding through collaborative arrangements, contract research or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to then existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs or seek to obtain funds through arrangements with collaborative partners or others even if the arrangements would require the Company to relinquish certain rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

      Dependence on Key Personnel. The success of the Company is highly dependent, in part, on its ability to retain highly qualified personnel, including senior management and scientific personnel. Competition for such personnel is intense and the inability to retain additional key employees or the loss of one or more current key employees could adversely affect the Company. There can be no assurance that the Company will be successful in retaining required personnel in the future. The Company has not entered into employment agreements with any executive officers.

      Highly Competitive Industry. The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. The Company's success will depend upon maintaining a competitive position and developing products and technologies for efficient and cost-effective drug delivery. The Company's products will compete with other formulations of drugs and with other drug delivery systems. There can be no assurance that any of the Company's products will have advantages that will be significant enough to cause medical professionals to use them. DepoTech believes that its products will compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance. New drugs or further development in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost than those offered by the Company's DepoFoam drug delivery system. The Company is aware of many other competitors in the field of drug delivery, including competitors developing injectable or implantable drug delivery systems, oral drug delivery technologies, passive transdermal systems, electrotransport systems, oral transmucosal systems and inhalation systems. There can be no assurance that developments by others will not render the Company's products or technologies uncompetitive or obsolete. Many of the Company's existing or potential competitors have substantially greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than the Company. Furthermore, acquisitions of competing drug delivery companies by large pharmaceutical companies could enhance competitors' financial, marketing and other resources. Accordingly, the Company's competitors may succeed in developing competing technologies, obtaining FDA approval or gaining market share for products more rapidly than the Company.

      Product Liability; Availability of Insurance. The design, development and manufacture of the Company's products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its human clinical trials and intends to obtain insurance for future clinical trials of other products under development and for potential product liability associated with the commercial sale of the Company's products. There can be no assurance, however, that the Company will be able to obtain or maintain insurance for any of its clinical trials or commercial products. Although the Company currently maintains general liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against the Company in excess of the Company's insurance coverage would have a material adverse effect upon the Company.

      Hazardous Materials. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial cost to comply with environmental regulations.

      Possible Volatility of Stock Price. Factors such as the announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as variations in the Company's results of operations, market conditions, analysts' estimates and the stock market generally (and stock market perceptions of the pharmaceutical, biotechnology and/or drug delivery industries specifically) may cause the market price of the Company's Common Stock to fluctuate significantly. Companies such as DepoTech have, in recent years, experienced dramatic stock price volatility. Also, future sales of shares by existing shareholders pursuant to Rule 144 of the

Securities Act, or through the exercise of outstanding registration rights, could have an adverse effect on the price of the Company's Common Stock.

      No Dividends. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the future.

      Uncertainty of Health Care Reform Measures and Third-Party Reimbursement. The uncertainty created by a series of legislative and regulatory proposals announced in recent years could have a materially adverse effect on the Company's ability to raise capital and to identify and reach agreements with potential partners. In the event such proposals are eventually adopted, they could have a material adverse effect on the Company. Furthermore, the Company's ability to commercialize its potential product portfolio may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are current or prospective collaborators for certain of the Company's proposed products.

      In both domestic and foreign markets, sales of the Company's potential products, if any, will depend in part on the availability of reimbursement of third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing and any such changes could further limit reimbursement for medical products and services.

      Possible Anti-Takeover Effect of Certain Charter Provisions. The Company's Articles of Incorporation include, among other things, a provision (the "Fair Price Provision") that requires the approval of the holders of two-thirds of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of the Company's voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met. The Fair Price Provision and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the shareholders to approve transactions that they may deem to be in their best interests. The Board of Directors also has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, priorities, preferences, qualifications, limitations and restrictions, including the dividend rates, conversion rights, voting rights, terms of redemption, terms of sinking funds, liquidation preferences and the number of shares constituting any series, without any further vote or action by the shareholders, which could decrease the amount of earnings and assets available for distribution to holders of Common Stock or adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of the holders of Common Stock.

Item 2. PROPERTIES

      The Company currently maintains its headquarters in leased facilities in San Diego, California, that contain all administrative, research and development and manufacturing activities in 82,000 square feet of space. The future minimum rental commitment for this facility will range from approximately $2.1 million to $4.3 million per year over 19 years, based upon pre-established annual rent increases. The Company also maintains a 14,400 square foot manufacturing plant for its production needs. The Company has subleased certain of its existing facilities with annual rental income ranging from $223,000 to $290,000. The Company believes its existing facilities will be adequate to meet its needs through 1998.

      In addition, the Company has a right of first refusal and right of first offer to purchase land located adjacent to its headquarters which must be exercised on or before October 15, 1997. At present, the Company has not made a decision concerning the exercise of such option.

Item 3. LEGAL PROCEEDINGS

      From time to time, DepoTech may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report, the Company is not a party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Price Range of Common Stock" of the Registrant's 1996 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.

Item 6. SELECTED FINANCIAL DATA

      The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Financial Data" of the Registrant's 1996 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 1996 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements at December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and the Report of Ernst & Young LLP, independent auditors, are included the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

      (b) Identification of Executive Officers. The information under the headings "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

      (c) Section 16(a) Beneficial Ownership Regarding Compliance. The information under the heading "Compliance with Section 16 of the Exchange Act," appearing in the Proxy Statement, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

      The information under the headings "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the headings "Principal Shareholders" and "Common Stock Ownership of Management," appearing in the Proxy Statement, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.


                                     PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   (1)   Financial Statements
                                                                   Page No.
Financial Statements.............................................  *
Balance Sheets at December 31, 1996 and 1995.....................  *
Statements of Operations for Fiscal 1996, 1995 and 1994..........  *
Statements of Cash Flows for Fiscal 1996, 1995 and 1994..........  *
Statements of Shareholders' Equity for Fiscal 1996, 1995 and 1994  *
Notes to Financial Statements....................................  *
Report of Ernst & Young LLP, Independent Auditors................  *

-------------------------------

* Incorporated herein by reference to the Registrant's 1996 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.

            (2)   Financial Statement Schedules

                  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

      (c)   Exhibits

   Exhibit                                                                Page
    Number                                                                ----
   -------
      #3.1 Fourth Restated Articles of Incorporation of the Company        --
           (Exhibit 3.2).

      #3.2 Amended and Restated Bylaws of the Company (Exhibit 3.4).       --

      #4.1 Form of Certificate for Common Stock.                           --

     #10.1 Form of Written Consent of Holders of Series A, Series,         --
           Series C and Series D Preferred

   Exhibit                                                                Page
    Number                                                                ----
   -------
           Stock to conversion.

     #10.2 Form of Waiver of Registration Rights, effective August 14,     --
           1995.

     #10.3 Amended and Restated Investors' Rights Agreement among the      --
           Company and certain shareholders of the Company, dated
           December 16, 1994, as amended pursuant to the Amendment to the Investors' Rights Agreement dated May 24, 1995.

     #10.7 Series D Preferred Stock and Warrant Purchase Agreement         --
           among the Company and the purchasers identified on Schedule
           1 to the Agreement, dated December 16, 1994.

    #10.10 Master Equipment Lease Agreement dated November 26, 1993        --
           between the Company and Phoenix Leasing Incorporated.

    #10.11 Warrant Agreement dated January 1, 1994 between the Company     --
           and Phoenix Leasing Incorporated.

    #10.12 Master Equipment Lease dated March 20, 1995 between the         --
           Company and Phoenix Leasing Incorporated.

    #10.13 Master Lease Agreement Number 10476 dated December 21, 1994,    --
           between the Company and Lease Management Services, Inc.

    #10.14 Addendum to Master Lease Agreement 10476 dated December 21,     --
           1994, between the Company and Lease Management Services, Inc.

    #10.15 Negative Covenant Pledge Agreement dated December 21, 1994,     --
           between the Company and Lease Management Services, Inc.

    #10.17 Addendum to Equipment Financing Agreement 10776 dated           --
           January 5, 1995, between the Company and Lease Management Services, Inc.

    #10.18 Lease for the Company's facilities at 11025 North Torrey        --
           Pines Road dated April 2, 1992, as amended.

    #10.19 Industrial Real Estate Triple Net Lease for the Company's       --
           facilities at 11011 North Torrey Pines Road dated August 17,
           1993

    #10.20 Torrey Pines Science Center Industrial Real Estate Lease,       --
           dated December 8, 1994.

    #10.21 Sublease for the Company's facilities at 11025 North Torrey     --
           Pines Road dated July 9, 1993.

    #10.27 Form of Series B Preferred Stock Purchase Warrant dated July    --
           14, 1992, July 15, 1992, October 15, 1992 and October 27,
           1992 between the Company and certain individuals listed on the attached schedule.

    #10.30 Form of Series D Preferred Stock Purchase Warrant dated         --
           December 16, 1994 between the Company and certain individuals listed on the attached schedule.

    #10.31 Series D Preferred Stock Purchase Warrant dated December 16,    --
           1994 between the Company and LASDK, a California Limited
           Partnership

    #10.32 Form of Amendment to Series B Warrant and Agreement to          --
           Exercise.

    #10.33 Assignment Agreement dated February 9, 1994 by and between      --
           the Company and Research Development Foundation (with certain confidential portions omitted).

    #10.36 Collaboration Agreement dated March 31, 1994 between the        --
           Company and Chiron Corporation (with certain confidential portions omitted).

   #+10.40 Consulting Agreement dated November 1, 1993 between the         --
           Company and Stephen B. Howell, M.D., as amended May 24, 1995.

   #+10.41 The Company's 1991 Stock Option Plan, as amended.               --

   #+10.42 1991 Stock Option Plan Form of Incentive Stock Option           --
           Agreement, as amended.

   #+10.43 1991 Stock Option Plan Form of Nonstatutory Option Agreement.   --

   Exhibit                                                                Page
    Number                                                                ----
   -------
   #+10.44 1991 Stock Option Plan Form of Notice of Exercise and Stock     --
           Purchase Agreement.

   #+10.45 The Company's 1994 Stock Option Plan.                           --

   #+10.46 1994 Stock Option Plan Form of Notice of Grant.                 --

   #+10.47 1994 Stock Option Plan Form of Stock Option Agreement.          --

   #+10.48 1994 Stock Option Plan Form of Stock Purchase Agreement.        --

   #+10.49 The Company's 1995 Stock Option Plan.                           --

   #+10.50 1995 Stock Option Plan Form of Notice of Grant.                 --

   #+10.51 1995 Stock Option Plan Form of Stock Option Agreement.          --

   #+10.52 1995 Stock Option Plan Form of Stock Purchase Agreement.        --

   #+10.53 The Company's 1995 Stock Option/Stock Issuance Plan.            --

   #+10.54 1995 Employee Stock Purchase Plan.                              --

    #10.55 Form of Employee Proprietary Information Agreement.             --

    #10.56 Form of Indemnification Agreements between the Company and      --
           each of its directors.

    #10.57 Form of Indemnification Agreement between the Company and       --
           each of its officers.

    #10.58 Research Agreement between the Company and Isis                 --
           Pharmaceuticals, Inc. dated August 16, 1995 (with certain confidential portions omitted).

    #10.59 Loan and Security Agreement dated August 16, 1995 between       --
           the Company and Silicon Valley Bank.

    #10.60 Series D Preferred Stock Purchase Warrant dated August 16,      --
           1995 between the Company and Silicon Valley Bank.

    #10.61 Registration Rights Agreement dated August 16, 1995 between     --
           the Company and Silicon Valley Bank.

    #10.62 Commitment Agreement dated August 16, 1995 among the Company    --
           and the lenders listed on attached Exhibit A.

    #10.63 Continuing Guaranty dated August 16, 1995 between the           --
           Company and funds affiliated with Sanderling Ventures.

    #10.64 Subordination Agreement dated August 16, 1995 between the       --
           Company and the lenders listed on Exhibit A to the Commitment Agreement.

    *10.65 Extension to Equipment Financing Agreement 10776 dated          --
           December 8, 1995 between the Company and Lease Management Services, Inc.

    +10.66 Confidential Early Retirement and Separation  Agreement         __
           between the Company and David B. Thomas dated November 4,
           1996.

     10.67 Stock Purchase Agreement dated November 18, 1996.               __

      11.1 Computation of pro forma net loss per share.                    __

      13.1 1996 Annual Report to Shareholders                              __

      23.1 Consent of Ernst & Young LLP, Independent Auditors.             __

      24.1 Power of Attorney (see page 26).

      27.1 Financial Data Schedule.                                        __

---------

+     Management contract or compensatory plan.

# Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 33-95890), as amended.

* Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Supplemental Information

      Copies of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1997 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the shareholders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEPOTECH CORPORATION


Date:  March 31, 1997             By: /s/ Edward L. Erickson
                                      ----------------------------------------
                                           Edward L. Erickson
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below constitutes and appoints Edward L. Erickson or Dana S. McGowan, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                    Title                      Date
        ---------                    -----                      ----

/s/ Fred A. Middleton        Chairman of the Board         March 31, 1997
-------------------------
  (Fred A. Middleton)


/s/ Edward L. Erickson       President, Chief Executive    March 31, 1997
-------------------------    Officer and Director
  (Edward L. Erickson)       (Principal Executive
                             Officer)

/s/ Dana S. McGowan          Chief Financial Officer       March 31, 1997
-------------------------    (Principal Financial and
  (Dana S. McGowan)          Accounting Officer)

/s/ Jean Deleage             Director                      March 31, 1997
-------------------------
  (Jean Deleage)


/s/ Roger C.  Davisson       Director                      March 31, 1997
-------------------------
  (Roger C. Davisson)


/s/ George W. Dunbar, Jr.    Director                      March 31, 1997
-------------------------
  (George W. Dunbar, Jr.)


/s/ Stephen B. Howell        Director                      March 31, 1997
-------------------------
  (Stephen B. Howell)


/s/ Peter Preuss             Director                      March 31, 1997
-------------------------
  (Peter Preuss)