Form 10-Q
period 1997-03-31
DEPOTECH CORP
filed 1997-05-14
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark  One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

                          Yes   X        No
                              -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock: No par value, 13,108,743 shares as of April 30, 1997

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS


                                                                           PAGE
PART I    FINANCIAL INFORMATION

          Item 1   Financial Statements

                   Condensed Balance Sheets as of
                   March 31, 1997 and December 31, 1996.................    1

                   Condensed Statements of Operations
                   for the Three Months ended
                   March 31, 1997 and 1996..............................    2

                   Condensed Statements of Cash Flows
                   for the Three Months ended
                   March 31, 1997 and 1996..............................    3

                   Notes to Condensed Financial Statements..............    4

          Item 2   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.....    5

PART II   OTHER INFORMATION

          Item 2   Change in Securities.................................   13

          Signatures....................................................   14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                         MARCH 31,       DECEMBER 31,
                                                                           1997              1996
                                                                       ------------      ------------
ASSETS                                                                 (Unaudited)          (Note)
Current assets:
     Cash and cash equivalents                                         $  4,577,187      $  1,966,626
     Short-term investments                                              27,031,227        16,231,471
     Accounts receivable from Chiron collaboration                        1,457,716           614,580
     Other current assets                                                 1,039,509         1,160,394
                                                                       ------------      ------------
Total current assets                                                     34,105,639        19,973,071
Property and equipment, net                                              18,107,409        16,851,574
Other assets                                                                816,712           783,760
                                                                       ------------      ------------
Total assets                                                           $ 53,029,760      $ 37,608,405
                                                                       ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                    $  1,748,954      $  2,573,087
     Current portion of obligations under capital leases and loans        2,071,786         2,040,578
     Current portion of notes payable                                       805,976           493,481
                                                                       ------------      ------------
Total current liabilities                                                 4,626,716         5,107,146
Deferred revenue                                                                 --            54,839
Obligations under capital leases, less current portion                    3,598,751         4,129,750
Notes payable, less current portion                                       2,835,216         1,709,813
Deferred rent                                                             1,619,263         1,377,623

Shareholders' equity:
     Common stock, no par value; 30,000,000 shares authorized,
        13,081,934 and 11,543,816 shares issued and outstanding at
        March 31, 1997 and December 31, 1996, respectively               86,893,885        67,797,617
     Deferred compensation  related to stock options                       (148,838)         (161,960)
     Unrealized loss on investments                                         (88,852)          (10,886)
     Accumulated deficit                                                (46,306,381)      (42,395,537)
                                                                       ------------      ------------
Total shareholders' equity                                               40,349,814        25,229,234
                                                                       ------------      ------------
Total liabilities and shareholders' equity                             $ 53,029,760      $ 37,608,405
                                                                       ============      ============

See accompanying notes to condensed financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             1997              1996
                                         ------------      ------------
                                                 (Unaudited)
Contract revenue                         $  1,171,810      $  1,200,654


Costs and expenses:
      Research and development              4,382,903         3,271,404
      General and administrative              933,595           786,261
                                         ------------      ------------

            Total costs and expenses        5,316,498         4,057,665
                                         ------------      ------------

Loss from operations                       (4,144,688)       (2,857,011)

Interest income                               453,793           511,359
Interest expense                             (219,949)         (144,583)
                                         ------------      ------------

Net loss                                 $ (3,910,844)     $ (2,490,235)
                                         ============      ============


Net loss per share                       $      (0.30)     $      (0.22)
                                         ============      ============

Shares used in computing
     net loss per share                    13,032,336        11,320,501
                                         ============      ============

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           1997              1996
                                                                       ------------      ------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                  $ (6,442,469)     $ (4,209,635)

INVESTING ACTIVITIES
Purchases of short-term investments                                     (22,093,588)       (5,227,801)
Proceeds from sale of short-term investments                             11,215,866        13,633,686
Purchases of property and equipment                                      (1,685,767)       (3,419,548)
Restricted cash                                                             (37,119)               --
                                                                       ------------      ------------
Net cash provided (used) by investing activities                        (12,600,608)        4,986,337

FINANCING ACTIVITIES
Repayments on capital lease obligations                                    (499,791)         (347,335)
Reimbursement for assets refinanced as capital leases                            --             3,254
Repayments on notes payable                                                (137,706)               --
Proceeds from notes payable                                               1,575,604                --
Proceeds from issuance of common stock, net                              19,096,268            56,544
                                                                       ------------      ------------
Net cash provided (used) by financing activities                         20,034,375          (287,537)
                                                                       ------------      ------------

Net increase in cash and cash equivalents                                   991,298           489,165
Cash and cash equivalents at beginning of period                          1,966,626         5,883,911
                                                                       ------------      ------------
Cash and cash equivalents at end of period                                2,957,924         6,373,076
Short-term investments at end of period                                  27,031,227        24,172,490
                                                                       ------------      ------------
Cash, cash equivalents and short-term investments at end of period     $ 29,989,151      $ 30,545,566
                                                                       ============      ============

SUPPLEMENTAL INFORMATION
Property and equipment acquired through capital leases                 $         --      $    802,464
                                                                       ============      ============
Interest paid                                                          $    219,949      $    144,583
                                                                       ============      ============



See accompanying notes to condensed financial statements.

                              DEPOTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies

         The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the computation, since their effect would have been anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", regarding the calculation of primary earnings per share, which will be adopted in January 1998. The Company does not anticipate that the adoption of this standard will have a material impact to the Company.

3.       Chiron Collaboration

         In March 1994, the Company entered into a collaborative agreement with Chiron Corporation ("Chiron") to develop and commercialize sustained-release formulations of DepoCyt(TM) and certain Chiron proprietary products using the Company's drug delivery technology.

         Cumulative reimbursable costs incurred by the Company under the Chiron agreement totaled $9.4 million through March 31, 1997 and $6.2 million through March 31, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in October 1989, DepoTech Corporation ("DepoTech" or the "Company") has devoted substantially all of its resources to the development of its potential products. To date, the Company has not received any revenues from the sale of products. The Company has funded its development programs primarily from equity-derived working capital, equipment lease financing and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur additional operating losses over at least the next 18 months. As of March 31, 1997, the Company's accumulated deficit was approximately $46.3 million.

         The following discussion is qualified in its entirety by the more detailed information and the Condensed Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report, including the information under "Risks and Uncertainties." This Quarterly Report may contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Risks and Uncertainties."

RESULTS OF OPERATIONS

         The Company had total revenues of $1.2 million for the three months ended March 31, 1997 and 1996. Total revenues in 1997 and 1996 were derived primarily from reimbursement of 50% of the U.S. clinical trial and manufacturing scale-up expenses for the Company's lead product, DepoCyt(TM), an anti-cancer drug, under a collaborative agreement with Chiron. In addition, Chiron reimbursed DepoTech for 100% of pre-clinical development costs and feasibility studies performed on their behalf for certain Chiron proprietary products. Revenues may fluctuate from period to period depending on the level of clinical and process development activity for projects under collaborative agreements and the achievement of future milestones.

         Research and development expenses for the first quarter ended March 31, 1997 increased to $4.4 million compared to $3.3 million for the same period in 1996. Factors contributing to this increase include expanded efforts in clinical trials, manufacturing scale-up and preclinical development of potential DepoFoam(TM) products. A non-randomized Phase IV clinical trial of DepoCyt in solid tumor patients is continuing, as are randomized trials of DepoCyt in leukemia and lymphoma patients. In February 1997, DepoTech began a Phase I "dose-finding" clinical trial of DepoCyt in pediatric patients with advanced meningeal malignancies. In April 1997, the Company completed a New Drug Application for DepoCyt for the treatment of neoplastic meningitis arising from solid tumors. In March 1997, the Company began a Phase I clinical trial for DepoMorphine(TM) sustained-release encapsulated morphine sulfate to treat acute post-surgical pain. In addition, the Company is evaluating the feasibility of developing several early stage compounds. Research and development expenses are expected to continue to increase during 1997.

         General and administrative expenses for the first quarter of 1997 increased to $0.9 million from $0.8 million for the same period in 1996. The increase was primarily due to expansion in administrative staffing and higher facility expenses. Also the collaborative agreement with Chiron, the Company is obligated to share equally in the funding of sales, marketing and distribution expenses for DepoCyt. Included in general and administrative expenses are 50% of these expenses incurred for DepoCyt prior to the onset of any product revenue. General and administrative expenses are expected to continue to increase during 1997.

         Interest income was $0.5 million for the three months ended March 31, 1997 and March 31, 1996. Interest expense increased to $0.2 million for the three months ended March 31, 1997 from $0.1 million for the comparable period in 1996. The increase in interest expense was due to higher balances outstanding for obligations under capital leases and notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through March 31, 1997, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $86.6 million, and through capital equipment leases and notes payable. In October 1995, the Company completed its initial public offering of common stock with net proceeds of $38.1 million. In January 1997, the Company completed the private placement of 1,500,000 newly issued shares of common stock raising net proceeds totaling $18.9 million.

         As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $31.6 million as compared to $18.2 million at December 31, 1996. The increase of $13.4 million in cash, cash equivalents and short-term investments was due primarily to the $18.9 million received from the private placement which was offset by net cash used to fund operations of $4.8 million and payments totaling $0.6 million for new capital expenditures and repayment of capital lease obligations. In May 1996, the Company signed a bank credit facility for $9.0 million to finance future capital equipment purchases, of which $3.6 million has been utilized through March 31, 1997. Working capital increased to $29.5 million as of March 31, 1997 compared to $14.9 million as of December 31, 1996.

         For the three months ended March 31, 1997, the Company financed an aggregate of $1.6 million for property and equipment through bank credit facilities. The Company intends to continue to fund capital expenditures through external financing supplemented by internal cash resources where appropriate. The Company leases a built-to-suit facility housing most of its administrative, research, clinical and manufacturing activities. The minimum rental commitment for this facility ranges from $2.4 million to $4.3 million per year over the next 19 years, based upon pre-established annual rent increases. The Company plans to install a manufacturing line in this facility to support clinical and commercial production of products under development. The cost of equipment and tenant improvement expenses are estimated to total approximately $6.1 million in 1997. DepoTech intends to finance such expenditures through new and existing bank credit facilities. The Company has a right of first refusal and right of first offer to purchase land located adjacent to its headquarters which must be exercised on or before October 15, 1997. At present, the Company has not made a decision concerning the exercise of such option.

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

         DepoTech anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment financing and interest income will be adequate to satisfy its capital requirements and fund operating losses into 1998. The Company's future capital requirements will depend on many factors, including continued scientific progress on its products and process development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing and maintaining patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development or additional collaborative arrangements, the cost of manufacturing scale-up, and the establishment of effective sales and marketing arrangements.

RISKS AND UNCERTAINTIES

         This Quarterly Report may contain, in addition to historical information, forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere in this Quarterly Report.

         EARLY STAGE COMPANY. DepoTech's products are at an early stage of development, and, to date, only three of the Company's DepoFoam formulations have been subject to human clinical testing. The Company's potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. There can be no assurance that DepoCyt, DepoAmikacin(TM), DepoMorphine or any of the Company's other products or potential products will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized. In addition, there can be no assurance that preclinical or clinical testing will accurately predict safety or efficacy in broader human use, or that delays in the regulatory approval process will not arise, delaying approval longer than currently expected by the Company. Even if all of the Company's products prove to be safe and effective and are approved for marketing by the United States Food and Drug Administration ("FDA") and other regulatory authorities, there can be no assurance that health care providers, payors and patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with its partners, successfully market products would have a material adverse effect on the Company.

         In April 1997, the Company completed a New Drug Application for DepoCyt for the treatment of neoplastic meningitis arising from solid tumors. As with all drugs subject to accelerated approval, the FDA requested that the Company conduct a Phase IV clinical trial for DepoCyt. This trial is in process. There can be no assurance that the data from the DepoCyt Phase III clinical trials will be sufficient to gain FDA approval for marketing for any indication, that additional results from ongoing pivotal Phase III trials will be consistent with earlier results or that the Phase IV and other clinical trials of DepoCyt will generate positive results. Any of these occurrences would have a material adverse effect on the Company.

         GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL. DepoTech's research and development activities are, and its future business will be, subject to significant regulation by governmental authorities in the United States, primarily by the FDA, and internationally. The clinical testing and the regulatory review process for new drugs or biologics requires substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA or its international equivalent may refuse to approve a drug or biological product for commercial sale or shipment if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Also, the regulatory process can be modified by legislatures, the FDA or international regulators, in a manner that could have a material adverse effect on the Company.

         LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP; RELIANCE ON MANUFACTURING PROCESS. The Company has no experience manufacturing products for commercial purposes. The Company has scaled-up its manufacturing operations to meet initial commercial requirements for DepoCyt but these operations will require satisfactory resolution of inspectional observations from an initial pre-approval inspection by the FDA, a necessary step in the regulatory approval process to market this product. For all other products, the Company will need to scale-up its current manufacturing operations. The Company will also need to comply with current Good Manufacturing Practices ("cGMPs") and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the required levels of production of each of its products and to obtain and retain marketing approval, if any. Failure by the Company to successfully scale-up its manufacturing processes or to comply with cGMPs and other regulations would have a material adverse effect on the Company, including the loss of manufacturing rights under the Chiron agreement. To date, the Company has relied on a particular proprietary method of manufacture. There can be no assurance that this method will be applicable to all pharmaceuticals or biologics the Company desires to commercialize. Further, the yield of product incorporated into the delivery system is likely to be highly variable for different therapeutic agents. Finally, the Company will need to successfully meet any manufacturing challenges associated with the specific characteristics of the drug to be encapsulated.

         DEPENDENCE UPON PARTNERS FOR DEVELOPMENT AND COMMERCIALIZATION. The Company does not currently possess all of the resources necessary to develop, complete the FDA approval process for and commercialize all of its potential therapeutic products. The Company hopes to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals and to commercialize its products in the United States and internationally. In addition, the Company's ability to apply its drug delivery technology to a broad range of pharmaceuticals will depend upon its ability to establish and maintain collaborative arrangements because the rights to many of the pharmaceuticals most suited to the Company's drug delivery technology are currently owned by third parties. While the Company has entered into preliminary collaborations to test the feasibility of its delivery technology with certain pharmaceuticals and has entered into a more extensive collaboration with Chiron, there can be no assurance that the Company will be able to enter into additional collaborations to develop commercial applications of its drug delivery technology. In addition, there can be no assurance that the Company will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. The failure of the Company to enter into a collaboration with the owner of rights to a particular formulation or pharmaceutical would preclude the Company from developing its drug delivery technology with respect to such formulation or pharmaceutical. The failure to enter into or maintain existing or future collaborations would have a material adverse effect on the Company.

         LIMITED SALES AND MARKETING CAPABILITY. Commercialization of the Company's products is expected to be expensive and time-consuming. To the extent the Company relies on its collaborators for sales and marketing capability, the Company will be dependent on the efforts of third parties and there can be no assurance that any of these collaborators will successfully market or distribute the Company's products.

         PATENTS AND PROPRIETARY TECHNOLOGY. DepoTech relies on a combination of technical leadership, patents, trade secrets, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. There can be no assurance that any patents issued to the Company will provide significant protection or will not be challenged or that, the Company will be issued any additional patents. Even if such patents are enforceable, the Company anticipates that any attempts to enforce its patents would be time consuming and costly. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Defense of any lawsuit or failure to obtain a license to intellectual property rights of third parties could have a material adverse affect on the Company.

         POSSIBLE VOLATILITY OF STOCK PRICE. Factors such as the announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as variations in the Company's results of operations, market conditions, analysts' estimates and the stock market in general may cause the market price of the Company's common stock to fluctuate significantly. Also, future sales of shares by existing shareholders pursuant to Rule 144 of the Securities Act of 1933, as amended, or through the exercise of outstanding registration rights, could have an adverse effect on the price of the Company's common stock.

PART II - OTHER INFORMATION

Item 1            Legal Proceedings.  None

Item 2            Change in Securities.

Item 3            Defaults Upon Senior Securities.  None

Item 4            Submission of Matters to a Vote of Security Holders.  None

Item 5            Other Information.  None

Item 6            Exhibits and Reports on Form 8-K.  None

PART II  OTHER INFORMATION

Item 2   Change in Securities

         In January 1997, the Company completed the private placement of 1,500,000 newly-issued shares of Common Stock, no par value, at $13.50 per share raising net proceeds of $18.9 million. The issuance of the shares of Common Stock was managed by Vector Securities International which placed the shares with certain institutional and other accredited investors. The Company relied on the exemption from registration available under Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), or, in the alternative,
Section 4(2) of the Act. A limited number of investors participated in the offering, each of the investors met the accredited investor test, appropriate information was provided in connection with each offer, no general advertisement was conducted and the securities issued were "restricted" securities.

                              DEPOTECH CORPORATION

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DEPOTECH CORPORATION


                                  /s/  Edward L. Erickson
                                  --------------------------------------------
Date:  May 13, 1997               Edward L. Erickson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/  Dana S. McGowan
                                  --------------------------------------------
Date:  May 13, 1997               Dana S. McGowan
                                  Director of Finance and Administration
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)