Form 10-Q
period 1997-06-30
DEPOTECH CORP
filed 1997-08-14
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

                           Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock: No par value, 13,165,136 shares as of July 31, 1997

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION

         Item 1 Financial Statements

                Condensed Balance Sheets as of
                June 30, 1997 and December 31, 1996.......................    1

                Condensed Statements of Operations
                for the Three and Six Months ended
                June 30, 1997 and 1996....................................    2

                Condensed Statements of Cash Flows
                for the Six Months ended
                June 30, 1997 and 1996....................................    3

                Notes to Condensed Financial Statements...................    4

         Item 2 Management's Discussion and Analysis
                of Financial Condition and Results of Operations..........    6

PART II  OTHER INFORMATION

         Item 4 Submission of Matters to a Vote of Securities Holders.....   14

         Item 6 Exhibits and Reports on Form 8-K..........................   15

         Signatures.......................................................   16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                         JUNE 30,         DECEMBER 31,
                                                                           1997               1996
                                                                       ------------       ------------
                                                                       (Unaudited)           (Note)
                            ASSETS
Current assets:
    Cash and cash equivalents                                          $    602,547       $  1,966,626
    Short-term investments                                               24,736,972         16,231,471
    Accounts receivable from Chiron collaboration                         1,066,129            614,580
    Other current assets                                                    942,200          1,160,394
                                                                       ------------       ------------
Total current assets                                                     27,347,848         19,973,071
Property and equipment, net                                              22,179,563         16,851,574
Other assets                                                                863,082            783,760
                                                                       ------------       ------------
Total assets                                                           $ 50,390,493       $ 37,608,405
                                                                       ============       ============


            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued liabilities                     $  4,601,956       $  2,573,087
    Current portion of obligations under capital leases and loans         2,091,043          2,040,578
    Current portion of notes payable                                      1,189,950            493,481
                                                                       ------------       ------------
Total current liabilities                                                 7,882,949          5,107,146
Deferred revenue                                                               --               54,839
Obligations under capital leases, less current portion                    3,073,044          4,129,750
Notes payable, less current portion                                       3,665,469          1,709,813
Deferred rent                                                             1,856,806          1,377,623

Shareholders' equity:
    Common stock, no par value; 30,000,000 shares authorized,
       13,155,279 and 11,543,816 shares issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively                 87,165,087         67,797,617
    Deferred compensation  related to stock options                        (135,716)          (161,960)
    Unrealized gain(loss) on investments                                      4,996            (10,886)
    Accumulated deficit                                                 (53,122,142)       (42,395,537)
                                                                       ------------       ------------
Total shareholders' equity                                               33,912,225         25,229,234
                                                                       ------------       ------------
Total liabilities and shareholders' equity                             $ 50,390,493       $ 37,608,405
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30,                              JUNE 30,
                                             1997               1996               1997               1996
                                         ------------       ------------       ------------       ------------
                                                   (Unaudited)                          (Unaudited)


Contract revenue                         $    760,149       $  1,464,301       $  1,931,959       $  2,664,955
Milestone payment                           1,000,000               --            1,000,000               --
                                         ------------       ------------       ------------       ------------

           Total revenue                    1,760,149          1,464,301          2,931,959          2,664,955

Costs and expenses:
     Research and development               5,698,303          4,449,094         10,081,206          7,720,498
     General and administrative             1,022,009            818,767          1,955,604          1,605,028
     Repurchase of marketing rights         2,000,000               --            2,000,000               --
                                         ------------       ------------       ------------       ------------

           Total costs and expenses         8,720,312          5,267,861         14,036,810          9,325,526
                                         ------------       ------------       ------------       ------------

Loss from operations                       (6,960,163)        (3,803,560)       (11,104,851)        (6,660,571)

Interest income                               390,718            424,412            844,511            935,771
Interest expense                             (246,316)          (177,743)          (466,265)          (322,326)
                                         ------------       ------------       ------------       ------------

Net loss                                 $ (6,815,761)      $ (3,556,891)      $(10,726,605)      $ (6,047,126)
                                         ============       ============       ============       ============


Net loss per share                       $      (0.52)      $      (0.31)      $      (0.82)      $      (0.53)
                                         ============       ============       ============       ============

Shares used in computing
     net loss per share                    13,116,053         11,456,702         13,074,428         11,388,639
                                         ============       ============       ============       ============


See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             1997              1996
                                                                        ------------       ------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                   $ (7,638,495)      $ (6,382,413)
INVESTING ACTIVITIES

Purchases of short-term investments                                      (22,082,975)        (9,214,545)
Proceeds from sale of short-term investments                              13,593,356         17,597,998
Purchases of property and equipment                                       (6,212,200)        (2,336,019)
Restricted cash                                                              (37,119)              --
                                                                        ------------       ------------
Net cash provided (used) by investing activities                         (14,738,938)         6,047,434

FINANCING ACTIVITIES
Repayments on capital lease obligations                                   (1,006,241)          (842,955)
Reimbursement for assets refinanced as capital leases                           --                3,254
Repayments on notes payable                                                 (275,412)              --
Proceeds from notes payable                                                2,927,537            199,645
Proceeds from issuance of common stock, net                               19,367,470            349,159
                                                                        ------------       ------------
Net cash provided (used) by financing activities                          21,013,354           (290,897)
                                                                        ------------       ------------

Net decrease in cash and cash equivalents                                 (1,364,079)          (625,876)
Cash and cash equivalents at beginning of period                           1,966,626          5,883,911
                                                                        ------------       ------------
Cash and cash equivalents at end of period                                   602,547          5,258,035
Short-term investments at end of period                                   24,736,972         24,148,184
                                                                        ------------       ------------
Cash, cash equivalents and short-term investments at end of period      $ 25,339,519       $ 29,406,219
                                                                        ============       ============

SUPPLEMENTAL INFORMATION
Property and equipment acquired through capital leases                  $       --         $  3,337,461
                                                                        ============       ============
Interest paid                                                           $    466,265       $    322,327
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

3.      Chiron Collaboration

        In March 1994, the Company entered into a collaborative agreement with Chiron Corporation ("Chiron") to develop and commercialize sustained-release formulations of DepoCyt(TM) and certain Chiron proprietary products using the Company's drug delivery technology. Cumulative reimbursable costs for clinical trials and process development incurred by the Company under this agreement totaled $10.0 million through June 30, 1997 and $7.7 million through June 30, 1996.

        In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. A $2.0 million cash payment is payable to Chiron by December 31, 1997 and has been expensed at June 30, 1997. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall

                              DEPOTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million. Therefore, such amount will be recorded upon the receipt of the required notification.

4.      Subsequent Event

        In July 1997, DepoTech entered into a Marketing and Distribution Agreement with Pharmacia & Upjohn S.p.A ("P&U"), an affiliate of Pharmacia & Upjohn Inc., for rights to market and sell DepoCyt in countries outside the United States. The Company will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U. The Company received a cash payment of $2.0 million upon execution of the agreement and will receive additional payments upon achievement of certain regulatory milestones. The agreement also provides for reimbursement of certain clinical trial expenses and regulatory fees incurred by the Company. The initial cash payment of $2.0 million and future milestone payments totaling up to the obligation to Chiron of $13.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

        Since its inception in October 1989, DepoTech Corporation ("DepoTech" or the "Company") has devoted substantially all of its resources to the development of its potential products. To date, the Company has not received any revenues from the sale of products. The Company has funded its development programs primarily from equity-derived working capital, equipment lease financing and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur additional operating losses over at least the next 18 months. As of June 30, 1997, the Company's accumulated deficit was approximately $53.1 million.

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

RESULTS OF OPERATIONS

        The Company had total revenue of $1.8 million for the three months ended June 30, 1997 compared to $1.5 million for the same period in 1996. Total revenue for the six months ended June 30, 1997 increased to $2.9 million from $2.7 million in 1996. Included in total revenue for the second quarter of 1997 is a milestone payment from Chiron Corporation ("Chiron") of $1 million paid to DepoTech upon the filing of a New Drug Application for DepoCyt in the U.S. Total revenue in 1997 and 1996 was derived primarily from reimbursement of 50% of the U.S. clinical trial and manufacturing scale-up expenses for the Company's lead product, DepoCyt, an anti-cancer drug, under a collaborative agreement with Chiron. In addition, Chiron reimbursed DepoTech for 100% of pre-clinical development costs and feasibility studies performed on Chiron proprietary products. The decline in contract revenue in 1997 compared to 1996 was primarily attributable to the completion of manufacturing scale-up for DepoCyt. Revenue may fluctuate from period to period depending on the level of clinical and process development activity for projects under collaborative agreements and the achievement of future milestones.

        Research and development expenses for the second quarter ended June 30, 1997 increased to $5.7 million compared to $4.4 million for the same period in 1996. Research and development expenses for the six months ended June 30, 1997 increased to $10.1 million from $7.7 million in 1996. Factors contributing to these increases include expanded efforts in clinical trials, manufacturing scale-up, and preclinical development of potential DepoFoam(TM) products. The Company is continuing Phase III clinical studies of DepoCyt in neoplastic meningitis arising from leukemia and lymphoma, as well as a Phase IV nonrandomized trial in solid tumor patients. Earlier this year, DepoTech began a Phase I clinical trial of DepoCyt in pediatric patients and a Phase I study of DepoMorphine(TM) sustained-release encapsulated morphine sulfate to treat acute post-surgical pain. Manufacturing scale-up of DepoMorphine is underway. The Company has completed a Phase I study of DepoAmikacin(TM) and is completing work necessary to move into follow-on clinical studies. Additionally, the Company completed certain preclinical and feasibility studies on various formulations of DepoIGF-1 with partner, Chiron. Further, the Company is evaluating the feasibility of developing several early stage compounds internally and for corporate partners. Research and development expenses are expected to continue to increase during 1997.

        General and administrative expenses for the second quarter of 1997 increased to $1.0 million from $0.8 million for the same period in 1996. General and administrative expenses for the six months ended June 30, 1997 increased to $2.0 million from $1.6 million for the comparable period in the prior year. These increases were primarily due to expansion in administrative staffing and higher facility expenses. Also, under the collaborative agreement with Chiron, the Company is obligated to share equally in the funding of sales, marketing and distribution expenses for DepoCyt. Included in general and administrative expenses are 50% of these expenses incurred for DepoCyt prior to the onset of any product revenue. General and administrative expenses are expected to continue to increase during 1997.

        Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech acquired rights to DepoCyt in Canada and Europe from Chiron. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. Included in operating expenses for the quarter ended June 30, 1997 were expenses of $2 million associated with the repurchase which will be payable to Chiron by December 31, 1997. In July 1997, DepoTech entered into a Marketing and Distribution Agreement with Pharmacia & Upjohn S.p.A ("P&U"), an affiliate of Pharmacia & Upjohn Inc., for rights to market and sell DepoCyt in countries outside the United States.

        Interest income was $0.4 million and $0.8 million for the three and six months ended June 30, 1997 compared to $0.4 million and $0.9 million for the same periods in 1996. Interest expense was $0.2 million and $0.5 million for the three and six months ended June 30, 1997 compared to $0.2 million and $0.3 million for the comparable periods in 1996. The increase in interest expense for the six month period was due to higher balances outstanding for obligations under capital leases and notes payable.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception through June 30, 1997, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $86.9 million, and through capital equipment leases and notes payable. In October 1995, the Company completed its initial public offering of common stock with net proceeds of $38.1 million. In January 1997, the

Company completed the private placement of 1.5 million newly issued shares of common stock raising net proceeds of $18.9 million.

        Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech acquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. A $2 million cash payment is payable to Chiron by December 31, 1997. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million.

        In July 1997, DepoTech entered into a Marketing and Distribution Agreement with P&U for rights to market and sell DepoCyt in countries outside the United States. P&U will be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. The Company will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U. The Company received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments of up to $17.0 million upon achievement of certain regulatory milestones. The agreement also provides for reimbursement of certain clinical trial expenses and regulatory fees incurred by the Company. The initial cash payment of $2.0 million and future milestone payments totaling up to the obligation to Chiron of $13.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights.

        As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $25.3 million as compared to $18.2 million at December 31, 1996. The increase of $7.1 million in cash, cash equivalents and short-term investments was due primarily to the $18.9 million net proceeds received from the private placement which was partially offset by net cash used to fund operations of $7.6 million and payments totaling $4.6 million for new capital expenditures and repayment of capital lease obligations and notes payable. In May 1996, the Company signed a bank credit facility for $9.0 million to finance future capital equipment purchases, of which $5.1 million had been utilized through June 30, 1997. Working capital increased to $19.5 million as of June 30, 1997 compared to $14.9 million as of December 31, 1996.

        For the six months ended June 30, 1997, the Company financed an aggregate of $2.9 million for property and equipment through bank credit facilities. The Company intends to continue to fund capital expenditures through external financing supplemented by internal cash resources where appropriate. The Company leases a built-to-suit facility housing most of its administrative, research, clinical and manufacturing activities. The minimum rental commitment for this facility ranges from $2.4 million to $4.3 million per year over the next 19 years, based upon pre-established annual rent increases. The Company is installing a manufacturing line in this facility to support clinical and commercial production of products under development. The cost of equipment and tenant improvement expenses are estimated to total approximately $6.1 million in 1997 of which $3.6 million had been incurred through June 30, 1997. DepoTech intends to finance such expenditures through new and existing bank credit facilities. The Company has a right of first refusal and right of first offer to purchase land located adjacent to its headquarters which must be exercised on or before October 15, 1997. At present, the Company is negotiating to extend the exercise period for an additional 18 months.

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

        EARLY STAGE COMPANY. DepoTech's products are at an early stage of development, and, to date, only three of the Company's DepoFoam formulations have been subject to human clinical testing. The Company's potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. There can be no assurance that DepoCyt, DepoMorphine, DepoAmikacin, or any of the Company's other products or potential products will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized. In addition, there can be no assurance that preclinical or clinical testing will accurately predict safety or efficacy in broader human use, or that delays in the regulatory approval process will not arise, delaying approval longer than currently anticipated. Even if all of the Company's products prove to be safe and effective and are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that health care providers, payors and patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with its partners, successfully market products would have a material adverse effect on the Company.

        In April 1997, the Company completed a New Drug Application for DepoCyt for the treatment of neoplastic meningitis arising from solid tumors. As with all drugs subject to the accelerated approval, the FDA requested that the Company conduct a Phase IV clinical trial on DepoCyt which is in process. There can be no assurance that the data from the DepoCyt Phase III clinical trials will be sufficient to gain FDA approval for marketing for any indication, that additional results from ongoing pivotal Phase III trials will be consistent with earlier results or that the Phase IV and other clinical trials of DepoCyt will generate positive results. Any of these occurrences would have a material adverse effect on the Company.

        GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL. DepoTech's research and development activities are, and its future business will be, subject to significant regulation by governmental authorities in the United States, primarily by the FDA, and internationally. The clinical testing and the regulatory review process for new drugs or biologics requires substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company's development products on a timely basis, if at all. The FDA or its international equivalent may refuse to approve a drug or biological product for commercial sale or shipment if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such additional information, if required, will not have a material adverse effect on the Company. Also, the regulatory process can be modified by legislatures, the FDA or international regulators, in a manner that could have a material adverse effect on the Company.

        LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP; RELIANCE ON MANUFACTURING PROCESS. The Company has no experience manufacturing products for commercial purposes. The Company has scaled-up its manufacturing operations to meet initial commercial requirements for DepoCyt but these operations will require satisfactory resolution of inspectional observations from an initial pre-approval inspection by the FDA, a necessary step in the regulatory approval process to market this product. For all other products, the Company will need to scale-up its current manufacturing operations. The Company will also need to comply with current Good Manufacturing Practices ("cGMPs") and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the required levels of production of each of its products and to obtain and retain marketing approval, if any. Failure by the Company to successfully scale-up its manufacturing processes or to comply with cGMPs and other regulations would have a material adverse effect on the Company, including the loss of manufacturing rights to DepoCyt under the Chiron and P&U agreements. To date, the Company has relied on a particular proprietary method of manufacture. There can be no assurance that this method will be applicable to all pharmaceuticals or biologics the Company desires to commercialize. Further, the yield of product incorporated into the delivery system is likely to be highly variable for different therapeutic agents. Finally, the Company will need to successfully meet any manufacturing challenges associated with the specific characteristics of the drug to be encapsulated.

        DEPENDENCE UPON PARTNERS FOR DEVELOPMENT AND COMMERCIALIZATION. The Company does not currently possess all of the resources necessary to develop, complete the FDA approval process for and commercialize all of its potential therapeutic products. The Company hopes to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals and to commercialize its products in the United States and internationally. In addition, the Company's ability to apply its drug delivery technology to a broad range of pharmaceuticals will depend upon its ability to establish and maintain collaborative arrangements because the rights to many of the pharmaceuticals most suited to the Company's drug delivery technology are currently owned or controlled by third parties. While the Company has entered into preliminary arrangements to test the feasibility of its delivery technology with certain pharmaceuticals and has entered into more extensive collaborations with Chiron and P&U, there can be no assurance that the Company will be able to enter into additional collaborations to develop commercial applications of its drug delivery technology. In addition, there can be no assurance that the Company will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. The failure of the Company to enter into a collaboration with the owner of rights to a particular formulation or pharmaceutical would preclude the Company from developing its drug delivery technology with respect to such formulation or pharmaceutical. The failure to enter into or maintain existing or future collaborations would have a material adverse effect on the Company.

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

PART II - OTHER INFORMATION

Item 1         Legal Proceedings.  None

Item 2         Change in Securities.  None.

Item 3         Defaults Upon Senior Securities.  None

PART II OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

        The Company's 1997 Annual Meeting of Shareholders ("Annual Meeting") was held on May 14, 1997. The matters voted on at the Annual Meeting were:

1.  To elect a Board of Directors.
2.  To approve amendments to the Company's 1995 stock option/issuance plan.
3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997.

The results of the shareholders' vote on each matter set forth below:

1.  Elect a Board of Directors


Nominees                                    For                    Withheld
--------                                    ---                    --------

Roger C. Davisson                           10,212,077             275,959
George W. Dunbar Jr.                        10,209,877             278,159
Edward L. Erickson                          10,211,677             276,359
Stephen B. Howell, M.D.,                    10,209,177             278,859
Fred A. Middleton                           10,211,677             276,359
Peter Preuss                                10,211,877             276,159
Pieter J. Strijkert, Ph.D.                   9,931,911             556,125


2.  Approve amendments to stock option plan

                                                Votes
                                                -----
For                                             6,455,866
Against                                         2,882,646
Abstain                                             8,419
Broker Non-Votes                                1,141,105

3.  Ratify auditors

                                                Votes
                                                -----
For                                             10,481,232
Against                                              2,075
Abstain                                              4,729

Item 5 Other Information. None.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits


      Exhibit
      Number
      ------

        10.1    David B. Thomas Employment Agreement dated June 30, 1997.


        10.2# The Company's 1995 Stock Option /Stock Issuance Plan, as amended (Exhibit 99.1).

        10.3* Amendment #2 to Collaboration Agreement, dated June 5, 1997 between DepoTech Corporation and Chiron Corporation (Exhibit
                2.1).


(b) Reports on Form 8-K

                On June 20, 1997 the Company filed a Current Report on Form 8-K dated June 5, 1997 providing the required disclosures regarding its repurchase of certain rights to DepoCyt from Chiron Corporation.


# Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-8 ( No. 333-28531).

* Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Current Report on Form 8-K filed June 20, 1997.

                              DEPOTECH CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    DEPOTECH CORPORATION


                                    /s/  Edward L. Erickson
                                    --------------------------------------------
Date:  August 13, 1997              Edward L. Erickson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/  Dana S. McGowan
                                    --------------------------------------------
Date:  August 13, 1997              Dana S. McGowan
                                    Vice President, Finance
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)