Form 10-Q
period 1997-09-30
DEPOTECH CORP
filed 1997-11-14
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

                         Commission file number 0-26862

                              DEPOTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                                   33-0387911
                 ----------                                   ----------
        (State or Other Jurisdiction                       (I.R.S. Employer
            of Incorporation or                          Identification No.)
               Organization)


                           10450 SCIENCE CENTER DRIVE
                           SAN DIEGO, CALIFORNIA 92121
                           ---------------------------
               (Address of principal executive offices, zip code)


                                 (619) 625-2424
                                 --------------
                         (Registrant's telephone number)


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

      Common Stock: No par value, 14,175,303 shares as of October 31, 1997

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION

          Item 1 Financial Statements

                 Condensed Balance Sheets as of
                 September 30, 1997 (Unaudited) and December 31, 1996......   1

                 Condensed Statements of Operations
                 for the Three and Nine Months ended
                 September 30, 1997 and 1996 (Unaudited)...................   2

                 Condensed Statements of Cash Flows
                 for the Nine Months ended
                 September 30, 1997 and 1996 (Unaudited)...................   3

                 Notes to Condensed Financial Statements (Unaudited).......   4

          Item 2 Management's Discussion and Analysis
                 of Financial Condition and Results of Operations..........   6

PART II   OTHER INFORMATION

          Item 2 Changes in Securities ....................................  13

          Item 6 Exhibits and Reports on Form 8-K .........................  14

          Signatures.......................................................  15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           1997                1996
                                                                       -------------       ------------
                                                                       (Unaudited)           (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                          $   8,730,596       $  1,966,626
    Short-term investments                                                26,022,818         16,231,471
    Accounts receivable from collaborations                                1,825,338            614,580
    Other current assets                                                   3,130,900          1,160,394
                                                                       -------------       ------------
Total current assets                                                      39,709,652         19,973,071
Property and equipment, net                                               24,862,674         16,851,574
Other assets                                                                 912,711            783,760
                                                                       -------------       ------------
Total assets                                                           $  65,485,037       $ 37,608,405
                                                                       =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued liabilities                     $   5,206,230       $  2,573,087
    Current portion of obligations under capital leases                    2,116,306          2,040,578
    Current portion of notes payable                                       1,624,273            493,481
                                                                       -------------       ------------
Total current liabilities                                                  8,946,809          5,107,146
Deferred revenue                                                             100,850             54,839
Obligations under capital leases, less current portion                     2,536,054          4,129,750
Deferred rent                                                              2,095,282          1,377,623
Notes payable, less current portion                                        6,794,605          1,709,813

Shareholders' equity:
    Common stock, no par value; 30,000,000 shares authorized,
       14,172,593 and 11,543,816 shares issued and outstanding at
       September 30, 1997 and December 31, 1996, respectively            101,805,608         67,797,617
    Deferred compensation related to stock options                          (122,594)          (161,960)
    Unrealized gain (loss) on investments                                     37,265            (10,886)
    Accumulated deficit                                                  (56,708,842)       (42,395,537)
                                                                       -------------       ------------
Total shareholders' equity                                                45,011,437         25,229,234
                                                                       -------------       ------------
Total liabilities and shareholders' equity                             $  65,485,037       $ 37,608,405
                                                                       =============       ============

See accompanying notes to condensed financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS


                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                           1997              1996              1997              1996
                                       ------------      ------------      ------------      ------------
                                                 (Unaudited)                         (Unaudited)
Contract revenue                       $  1,045,539      $    698,725      $  2,977,498      $  3,363,680
Licensing/milestone payments              2,000,000                --         3,000,000                --
                                       ------------      ------------      ------------      ------------

          Total revenue                   3,045,539           698,725         5,977,498         3,363,680

Costs and expenses:
    Research and development              3,947,542         5,000,516        14,028,748        12,721,014
    General and administrative            2,712,347         1,060,232         4,667,951         2,665,260
    Repurchase of marketing rights               --                --         2,000,000                --
                                       ------------      ------------      ------------      ------------

          Total costs and expenses        6,659,889         6,060,748        20,696,699        15,386,274
                                       ------------      ------------      ------------      ------------

Loss from operations                     (3,614,350)       (5,362,023)      (14,719,201)      (12,022,594)

Interest income                             383,919           392,284         1,228,430         1,328,055
Interest expense                           (356,269)         (225,756)         (822,534)         (548,082)
                                       ------------      ------------      ------------      ------------

Net loss                               $ (3,586,700)     $ (5,195,495)     $(14,313,305)     $(11,242,621)
                                       ============      ============      ============      ============


Net loss per share                     $      (0.27)     $      (0.45)     $      (1.09)     $      (0.98)
                                       ============      ============      ============      ============

Shares used in computing
     net loss per share                  13,382,717        11,509,142        13,178,318        11,429,098
                                       ============      ============      ============      ============

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  1997               1996
                                                              ------------       ------------
                                                                          (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                         $(12,757,725)      $(10,597,204)

INVESTING ACTIVITIES
Purchases of short-term investments                            (29,845,642)        (9,215,055)
Proceeds from sale of short-term investments                    20,102,446         23,598,780
Purchases of property and equipment                             (9,403,598)        (4,123,967)
Restricted cash                                                    (37,119)            55,895
                                                              ------------       ------------
Net cash (used) provided by investing activities               (19,183,913)        10,315,653

FINANCING ACTIVITIES
Repayments on capital lease obligations                         (1,517,967)        (1,320,304)
Reimbursement for assets refinanced as capital leases                   --              3,254
Repayments on notes payable                                       (413,118)                --
Proceeds from notes payable                                      6,628,702          1,418,461
Proceeds from issuance of common stock, net                     34,007,991            372,786
                                                              ------------       ------------
Net cash provided by financing activities                       38,705,608            474,197
                                                              ------------       ------------

Net increase in cash and cash equivalents                        6,763,970            192,646
Cash and cash equivalents at beginning of period                 1,966,626          5,883,911
                                                              ------------       ------------
Cash and cash equivalents at end of period                       8,730,596          6,076,557
Short-term investments at end of period                         26,022,818         18,169,195
                                                              ------------       ------------
Cash, cash equivalents and short-term investments
  at end of period                                            $ 34,753,414       $ 24,245,752
                                                              ============       ============

SUPPLEMENTAL INFORMATION
Property and equipment acquired through capital leases        $         --       $  3,337,461
                                                              ============       ============
Interest paid                                                 $    822,534       $    548,082
                                                              ============       ============



See accompanying notes to condensed financial statements.

                              DEPOTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies

      The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements included in the Company's Annual Report on Form 10-K. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3.    Chiron Collaboration

      In March 1994, the Company entered into a collaborative agreement with Chiron Corporation ("Chiron") to develop and commercialize sustained-release formulations of DepoCyt(TM) and certain Chiron proprietary products using the Company's drug delivery technology. Cumulative reimbursable costs for clinical trials and process development incurred by the Company under this agreement totaled $10.2 million through September 30, 1997 and $8.4 million through September 30, 1996.

      In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. A $2.0 million cash payment is payable by DepoTech to Chiron by December 31, 1997 and has been expensed at June 30, 1997. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than

                              DEPOTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

4.    Pharmacia & Upjohn Agreement

      In July 1997, DepoTech entered into a Marketing and Distribution Agreement with Pharmacia & Upjohn S.p.A ("P&U"), an affiliate of Pharmacia & Upjohn Inc., for rights to market and sell DepoCyt in countries outside the United States. The Company received a cash payment of $2.0 million upon execution of the agreement. Cumulative reimbursable costs for clinical trials and regulatory approval incurred by the Company under this agreement totaled $0.6 million through September 30, 1997.

5.    Private Placement

      In September 1997, the Company raised net proceeds of $14.6 million through the sale of 1.0 million shares of DepoTech common stock to a private investment company.

6.    Subsequent Event

      In October 1997, DepoTech completed a $4.5 million bank credit facility to finance future capital equipment purchases.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

      Since its inception in October 1989, DepoTech Corporation ("DepoTech" or the "Company") has devoted substantially all of its resources to the development of its potential products. To date, the Company has not received any revenues from the sale of products. The Company has funded its development programs primarily from equity-derived working capital, equipment lease financing and strategic alliances with other companies. The Company has been unprofitable since its inception and does not expect to achieve sustainable profitability for at least 24 months. As of September 30, 1997, the Company's accumulated deficit was approximately $56.7 million.

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

RESULTS OF OPERATIONS

      The Company had total revenue of $3.0 million for the three months ended September 30, 1997 compared to $0.7 million for the same period in 1996. Total revenue for the nine months ended September 30, 1997 increased to $6.0 million from $3.4 million in 1996. In July 1997, the Company entered into a Marketing and Distribution Agreement with Pharmacia & Upjohn S.p.A. ("P&U"), an affiliate of Pharmacia & Upjohn Inc., for rights to market and sell DepoCyt(TM), an anticancer drug, outside the U.S. Included in total revenue for the three and nine months ended September 30, 1997 is an up front payment of $2.0 million from P&U. Also, included in total revenue for the nine months ended September 30, 1997 is a milestone payment from Chiron Corporation ("Chiron") of $1 million paid to DepoTech upon the filing of a New Drug Application for DepoCyt in the U.S. Contract revenue in 1997 and 1996 was derived primarily from reimbursement of 50% of the U.S. clinical trial and manufacturing scale-up expenses for the Company's lead product, DepoCyt, under a collaborative agreement with Chiron. In addition, Chiron reimbursed DepoTech for 100% of pre-clinical development costs and feasibility studies performed on Chiron proprietary products. Revenue may fluctuate from period to period depending on the level of development activity for projects under collaborative agreements and the achievement of future milestones.

      Research and development expenses for the third quarter ended September 30, 1997 decreased to $3.9 million compared to $5.0 million for the same period in 1996. The decrease in research and development expenses in the third quarter of 1997 is due to the completion of manufacturing scale-up for DepoCyt and certain costs that were reclassified to general and administrative expense. Research and development expenses for the nine months ended September 30, 1997 increased to $14.0 million from $12.7 million in 1996. Factors contributing to the year to date increase includes expanded efforts in clinical trials, manufacturing scale-up, and preclinical development of potential DepoFoam(TM) products. The Company is continuing Phase III clinical studies of DepoCyt in neoplastic meningitis arising from leukemia and lymphoma, as well as a Phase IV nonrandomized trial in solid tumor patients. Earlier this year, DepoTech began a Phase I clinical trial of DepoCyt in pediatric patients and a Phase I study of DepoMorphine(TM) sustained-release encapsulated morphine sulfate to treat acute post-surgical pain. Manufacturing scale-up of DepoMorphine is underway. The Company has completed a Phase I study of DepoAmikacin(TM) and is engaged in work necessary to move into follow-on clinical studies. Additionally, the Company completed certain preclinical and feasibility studies on various formulations of DepoIGF-1 with partner, Chiron. Further, the Company is evaluating the feasibility of developing several early stage compounds internally and for corporate partners. Research and development expenses are expected to increase during the remainder of 1997.

      General and administrative expenses for the third quarter of 1997 increased to $2.7 million from $1.1 million for the same period in 1996. General and administrative expenses for the nine months ended September 30, 1997 increased to $4.7 million from $2.7 million for the comparable period in the prior year. These increases were due primarily to expansion in administrative staffing and higher facility and business development expenses. In addition, certain costs were reclassified from research and development expenses. Further, under the collaborative agreement with Chiron, the Company is obligated to share equally in the funding of sales, marketing and distribution expenses for DepoCyt. Included in general and administrative expenses are costs of $1.0 million incurred through September 1997, for DepoCyt prior to the onset of any product revenue. General and administrative expenses are expected to continue to increase during 1997.

      Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. Included in operating expenses for the nine months ended September 30, 1997 were expenses of $2 million associated with the repurchase which is payable by DepoTech to Chiron by December 31, 1997.

      Interest income was $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 1997 compared to $0.4 million and $1.3 million for the same periods in 1996. Interest expense was $0.4 million and $0.8 million for the three and nine months ended September 30, 1997 compared to $0.2 million and $0.5 million for the comparable periods in 1996. The increase in interest expense was due to higher balances outstanding for obligations under notes payable.

LIQUIDITY AND CAPITAL RESOURCES

      From its inception through September 30, 1997, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $101.6 million, and through capital equipment leases and notes payable. In October 1995, the Company completed its initial public offering of common stock with net proceeds of $38.1 million. In January 1997, the Company completed the private placement of 1.5 million newly issued shares of common stock raising net proceeds of $18.9 million. In September 1997, the Company raised net proceeds of $14.6 million through the sale of 1.0 million shares of DepoTech common stock to a private investment company.

      Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. A $2 million cash payment is payable by DepoTech to Chiron by December 31, 1997. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million.

      In July 1997, DepoTech entered into a Marketing and Distribution Agreement with P&U for rights to market and sell DepoCyt in countries outside the U.S. P&U will generally be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. The Company will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U. The Company received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments of up to $17.0 million upon achievement of certain regulatory milestones. The agreement also provides for reimbursement of certain clinical trial expenses and regulatory fees incurred by the Company. The initial cash payment of $2.0 million and future milestone payments, if any, totaling up to the obligation to Chiron of $13.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights.

      As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $34.8 million as compared to $18.2 million at December 31, 1996. The increase of $16.6 million in cash, cash equivalents and short-term investments was due primarily to $33.5 million of net proceeds received from two private placements, which was partially offset by net cash used to fund operations of $12.8 million and payments totaling $4.7 million for new capital expenditures and repayment of capital lease obligations and notes payable. In May 1996, the Company signed a bank credit facility for $9.0 million to finance future capital equipment purchases, of which $8.8 million had been utilized through September 30, 1997. In October 1997, DepoTech signed a $4.5 bank credit facility to finance future capital equipment purchases. Working capital increased to $30.8 million as of September 30, 1997 compared to $14.9 million as of December 31, 1996.

      For the nine months ended September 30, 1997, the Company financed an aggregate of $6.6 million for property and equipment through bank credit facilities. The Company intends to continue to fund capital expenditures through external financing supplemented by internal cash resources where appropriate. The Company leases a built-to-suit facility housing most of its administrative, research, clinical and manufacturing activities. The minimum rental commitment for this facility ranges from $2.4 million to $4.3 million per year over the next 19 years, based upon pre-established annual rent increases. The Company is installing a manufacturing line in this facility to support clinical and commercial production of products under development. The cost of equipment and tenant improvement expenses are estimated to total approximately $6.1 million in 1997 of which $4.9 million had been incurred through September 30, 1997. DepoTech intends to finance such expenditures through new and existing bank credit facilities. The Company's right of first refusal and right of first offer to purchase land located adjacent to its headquarters expired in October 1997.

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

      DepoTech anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment financing and interest income will be adequate to satisfy its capital requirements and fund operating losses through 1998. The Company's future capital requirements will depend on many factors, including continued scientific progress on its products and process development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing and maintaining patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development or additional collaborative arrangements, the cost of manufacturing scale-up, and the establishment of effective sales and marketing arrangements.

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

      In April 1997, the Company completed a New Drug Application ("NDA") for DepoCyt for the treatment of neoplastic meningitis arising from solid tumors. The FDA has advised the Company that it is currently scheduling its NDA for review by the FDA's Oncologic Drug Advisory Committee on December 18, 1997. As with all drugs subject to the accelerated approval, the FDA requested that the Company conduct a Phase IV clinical trial on DepoCyt which is in process. There can be no assurance that the data from the DepoCyt Phase III clinical trials will be sufficient to gain FDA approval for marketing for any indication, that additional results from ongoing pivotal Phase III trials will be consistent with earlier results or that the Phase IV and other clinical trials of DepoCyt will generate positive results. Any of these occurrences would have a material adverse effect on the Company.

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

      LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP; RELIANCE ON MANUFACTURING PROCESS. The Company has no experience manufacturing products for commercial purposes. The Company has scaled-up its manufacturing operations to meet initial commercial requirements for DepoCyt but these operations will require continuing satisfactory compliance with current Good Manufacturing Practices ("cGMPs"). For all other products, the Company will need to scale-up its current manufacturing operations. The Company will also need to comply with cGMPs and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the required levels of production of each of its products and to obtain and retain marketing approval, if any. Failure by the Company to successfully scale-up its manufacturing processes or to comply with cGMPs and other regulations would have a material adverse effect on the Company, including the loss of manufacturing rights to DepoCyt under the Chiron and P&U agreements. To date, the Company has relied on a particular proprietary method of manufacture. There can be no assurance that this method will be applicable to all pharmaceuticals or biologics the Company desires to commercialize. Further, the yield of product incorporated into the delivery system is likely to be highly variable for different therapeutic agents. Finally, the Company will need to successfully meet any manufacturing challenges associated with the specific characteristics of the drug to be encapsulated.

      DEPENDENCE UPON PARTNERS FOR DEVELOPMENT AND COMMERCIALIZATION. The Company does not currently possess all of the resources necessary to develop, complete the FDA approval process and commercialize all of its potential therapeutic products. The Company hopes to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals and to commercialize its products in the United States and internationally. In addition, the Company's ability to apply its drug delivery technology to a broad range of pharmaceuticals will depend upon its ability to establish and maintain collaborative arrangements because the rights to many of the pharmaceuticals most suited to the Company's drug delivery technology are currently owned or controlled by third parties. While the Company has entered into preliminary arrangements to test the feasibility of its delivery technology with certain pharmaceuticals and has entered into more extensive collaborations with Chiron and P&U, there can be no assurance that the Company will be able to enter into additional collaborations to develop commercial applications of its drug delivery technology. In addition, there can be no assurance that the Company will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. The failure of the Company to enter into a collaboration with the owner of rights to a particular formulation or pharmaceutical would preclude the Company from developing its drug delivery technology with respect to such formulation or pharmaceutical. The failure to enter into or maintain existing or future collaborations would have a material adverse effect on the Company.

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

      POSSIBLE VOLATILITY OF STOCK PRICE. Factors such as the announcements of technological innovations or new products by the Company, its competitors and other third parties, the status of submissions to the FDA, as well as variations in the Company's results of operations, market conditions, analysts' estimates and the stock market in general may cause the market price of the Company's common stock to fluctuate significantly. Also, future sales of shares by existing shareholders pursuant to Rule 144 of the Securities Act of 1933, as amended, or through the exercise of outstanding registration rights, could have an adverse effect on the price of the Company's common stock.

PART II - OTHER INFORMATION

Item 1         Legal Proceedings.  None.

Item 2         Change in Securities.
               On September 10, 1997, the Company issued 1.0 million shares of its Common Stock to a single private investor under Section 4(2) of the Securities Act of 1933, raising net proceeds of $14.6 million.

Item 3         Defaults Upon Senior Securities.  None.

Item 4         Submission of Matters to a Vote of Security Holders.  None.

Item 5         Other Information. None.

PART II - OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K.
(a) Exhibits


          Exhibit
          Number

          10.1+ Marketing and Distribution Agreement between DepoTech Corporation and Pharmacia & Upjohn S.p.A. dated July 2, 1997 (with certain confidential portions omitted).


          10.2 Stock Purchase Agreement between DepoTech Corporation and Ross Financial Corporation dated September 10, 1997.



+     Certain confidential portions of this exhibit were omitted by means of blacking out the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K. None.

                              DEPOTECH CORPORATION

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DEPOTECH CORPORATION


                                  /s/ Edward L. Erickson
                                  ---------------------------------
Date:  November 13, 1997          Edward L. Erickson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/  Dana S. McGowan
                                  ----------------------------------
Date:  November 13, 1997          Dana S. McGowan
                                  Vice President, Finance
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)