Form 10-K
period 1997-12-31
DEPOTECH CORP
filed 1998-03-31
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        (NO FEE REQUIRED)

               For the transition period from ________ to _______.

                         Commission File Number: 0-26862

                              DEPOTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                                    33-0387911
         (State or other jurisdiction                       (I.R.S. Employer
       of incorporation or organization)                   Identification No.)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 1998 was approximately $41,640,856. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's Common Stock as of March 2, 1998 was 14,342,245.

Documents Incorporated by Reference

   Portions of the Registrant's 1997 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1, are incorporated as provided in Part II.

   Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 1998, to be filed on or about April 6, 1998, referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

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

OVERVIEW

   DepoTech Corporation ("DepoTech" or the "Company") is a drug delivery company engaged in the development and manufacture of sustained-release therapeutic products based on its DepoFoam(TM) injectable drug delivery technology ("DepoFoam"). The Company does not engage in the discovery of new chemical entities. DepoFoam consists of microscopic, spherical particles composed of hundreds to thousands of nonconcentric chambers each separated from adjacent chambers by a bilayer lipid membrane. The Company has developed DepoFoam formulations which release drugs over an extended period of time, such as several weeks, or over a shorter period, such as a few days. The breadth of the Company's technology is illustrated by its ability to encapsulate and control the release of a wide spectrum of water-stable drugs, including small molecules, proteins, peptides and various forms of genetic material. The technology allows for injection of sustained release forms of these pharmaceutical products via several routes including under the skin, within muscle tissue, into cerebrospinal fluid, within joints and within the abdominal cavity. These features allow DepoTech to develop new formulations of products in a variety of therapeutic areas. The Company is currently developing products in cancer, pain management and other medical fields alone or on behalf of funded partners.

   The Company's lead product, DepoCyt(TM), cytarabine liposome injection, ("DepoCyt"), is a proprietary DepoFoam formulation of a generic, anti-cancer drug also known as Cytarabine. DepoCyt is being developed in collaboration with Chiron Corporation ("Chiron") in the United States, and with Pharmacia & Upjohn S.p.A., an affiliate of Pharmacia & Upjohn, Inc. ("P&U"), outside the United States. DepoCyt is being developed for the treatment of neoplastic meningitis ("NM")-the spread of cancers to the soft tissue membrane of the brain and spinal cord (known as the meninges) due to cancers from either solid tumors, leukemia (a form of cancer involving white blood cells) or lymphomas (a form of cancer involving tissues of the lymphatic system). Since April 1994, the Company has been conducting clinical trials of DepoCyt for the treatment of NM from each of these types of cancer. Data from a multicenter Phase III clinical trial in the solid tumor arm comparing DepoCyt with the current standard therapy (methotrexate) suggested that treatment with DepoCyt leads to higher complete response rates and extended survival. These results were not statistically significant. In addition, DepoCyt-treated patients showed a statistically significant longer time to disease progression.

   In April 1997 the Company completed the filing of a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for the treatment of NM from solid tumors. In December 1997, the Oncologic Drugs Advisory Committee ("ODAC") to the FDA declined to recommend approval for NM arising from solid tumors. In March 1998, DepoTech reached an agreement with the FDA to submit an amendment to the NDA to provide data from a Phase IV clinical trial of NM from solid tumors. In addition, the Company will submit interim data from a Phase III study of NM from lymphomas. Submission of the amendment will approximately double the number of patients treated with DepoCyt under review, and extend the review time for an FDA decision by three months. The final decision regarding the approval of new therapeutics resides with FDA officials subsequent to any recommendation of ODAC.

   In September 1997, the Company filed, on behalf of P&U, a New Drug Submission with the Canadian Health Protection Branch for DepoCyt for the treatment of NM from solid tumors. In January 1998, DepoTech's marketing partner, P&U, filed a Marketing Authorization Application with the European Medicines Evaluation Authority for the same indication.

   Pivotal Phase III trials of DepoCyt for the treatment of lymphomas and leukemia are continuing. Also, a Phase IV nonrandomized trial in solid tumor patients is scheduled for completion in 1998. In addition, during 1997, the Company and its U.S. corporate partner, Chiron, began a dose-finding clinical trial in pediatric patients.

   The Company estimates, based on market survey data, that the current treated market for NM is approximately 20,000 patients per year in the United States. Based on data derived from autopsies, the Company estimates that approximately 65,000 patients per year in the United States develop NM.

   In addition to DepoCyt, the Company's development pipeline includes the following product candidates based on DepoFoam technology: (i) DepoMorphine(TM) sustained-release encapsulated morphine sulfate ("DepoMorphine"), for acute post-surgical pain management; (ii) DepoAmikacin(TM) sustained-release encapsulated amikacin ("DepoAmikacin"), a potent, broad-spectrum antibiotic for the treatment and prevention of bacterial infections; and (iii) DepoBupivacaine(TM), a DepoFoam formulation of the local anesthetic bupivacaine, for the treatment of regional pain. Furthermore, the Company and Chiron are assessing the feasibility of a DepoFoam formulation of a gene therapy product for an undisclosed indication. DepoTech is also evaluating, in conjunction with the Monsanto Company and Synthelabo, the feasibility of DepoFoam formulations of several additional compounds.

    For DepoMorphine, DepoTech has completed a Phase I safety and pharmacokinetics study and is scaling up the manufacturing process for commercial manufacturing. Patient enrollment in Phase II clinical studies designed to assess the safety and efficacy of the drug is expected to conclude in 1998. The Company completed a Phase I clinical trial for DepoAmikacin in April 1996 in which the drug was found to be well-tolerated for all dosage levels studied. DepoTech has completed formulation studies of DepoBupivacaine for use during or after a surgical procedure or trauma. In order to focus the Company's resources on DepoCyt, DepoMorphine and partner-funded feasibility programs, DepoTech will evaluate financing options before proceeding with further development of DepoAmikacin and DepoBupivacaine.

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

   Since 1995, the Company has manufactured clinical material in a 14,400 square foot manufacturing plant built for this purpose. This manufacturing plant has completed validation to comply with current Good Manufacturing Practices ("cGMPs") regulations for the manufacture of pharmaceuticals and was inspected by the California Department of Health Services Food and Drug Branch and received a license from the State of California to manufacture drugs. This manufacturing plant has undergone pre-approval inspections ("PAI") from the FDA for the manufacture of DepoCyt. The Company has been notified by the FDA's District Office that they are recommending approval for commercial manufacturing of DepoCyt. However, this does not imply FDA product approval of DepoCyt which currently remains subject to FDA review as described above. The Company occupies an 82,000 square foot facility housing its administrative, research and development and future manufacturing activities.

   Since March 1994, DepoTech and Chiron have collaborated in the development of DepoCyt and performed preclinical and feasibility studies of DepoFoam formulations of certain of Chiron's proprietary products. The contractual arrangement provides for the future development of additional DepoFoam formulations of other Chiron proprietary products, including certain therapeutic proteins, vaccines, and gene therapy products. The original contractual arrangement (the "Chiron Agreement") between DepoTech and Chiron grants Chiron rights to market and sell DepoCyt in the United States, Canada and Europe. DepoTech will manufacture DepoCyt, Chiron will market, sell, and distribute DepoCyt, and the parties will share profits equally. Chiron also has a right of first refusal to obtain a license to alternate DepoFoam formulations of cytarabine under terms and conditions to be negotiated in the future. Following an evaluation of the markets and certain other factors, the Company and Chiron mutually agreed not to further develop any additional generic cancer compounds named in the Chiron Agreement.

   In June 1997, DepoTech and Chiron amended the Chiron Agreement and DepoTech repurchased Canadian and European rights to DepoCyt from Chiron for up to $13.7 million, of which $2.0 million was expensed and paid to Chiron in December 1997. The remaining $11.7 million is payable upon the earlier of U.S. or European regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech will be relieved of any obligation to pay the remaining $11.7 million.

   The Chiron Agreement also provides for the joint development of DepoFoam formulations of certain compounds proprietary to Chiron ("Chiron Products"). In 1998 and thereafter, Chiron must fund one feasibility program for a Chiron Product per year or lose its option to develop DepoFoam formulations of additional Chiron Products. The Chiron Agreement provides that Chiron will pay DepoTech for the Company's feasibility efforts, and that Chiron will be responsible for all development costs thereafter. The Chiron Agreement also provides for payments by Chiron to DepoTech upon achievement of certain development milestones with regard to Chiron Products. Chiron will have exclusive, worldwide distribution rights to all Chiron Products and will manufacture the bulk unencapsulated drug. DepoTech will then encapsulate the bulk drug in DepoFoam creating the Chiron Product, and Chiron will market, sell and distribute the Chiron Products. Chiron will compensate DepoTech based on both manufacturing costs, including a manufacturing profit, and a percent of Chiron's sales of the Chiron Products, in any. Both DepoTech and Chiron have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice. In addition, Chiron has the ability to terminate the development of a Chiron Product with a limited amount of advance notice.

   In July 1997, the Company signed a Marketing and Distribution Agreement with P&U. Under the contractual arrangement (the "P&U Agreement"), P&U has rights to market and sell DepoCyt in countries outside the United States. P&U will be responsible for submitting regulatory filings, and for labeling, packaging, distributing, marketing and selling DepoCyt outside the U.S. The Company will manufacture DepoCyt and receive a share of the net sales of this product from P&U. DepoTech received an upfront payment of $2.0 million and may receive milestone payments totaling up to $17.0 million. In addition, the Company receives reimbursement for clinical trials expenses up to a certain amount.

   In February 1998, the Company reduced its workforce aimed at lessening operating expenses and focusing resources on DepoCyt, DepoMorphine and partner-funded feasibility programs. The company reduced its staff by approximately 25% to 124 employees.

DEPOFOAM TECHNOLOGY

   DepoFoam is a proprietary enabling drug delivery technology that permits the formulation of sustained release therapeutic products. DepoFoam consists of microscopic, spherical particles composed of hundreds to thousands of nonconcentric internal aqueous chambers containing the encapsulated drug, with each chamber separated from adjacent chambers by a bilayer lipid membrane. DepoFoam formulations can be administered by a number of routes, including under the skin, within muscle tissue, into cerebrospinal fluid, within joints and within the abdominal cavity. Because the components of DepoFoam are synthetic duplicates of lipids normally present in the body, the material is biodegradable and biocompatible. Typically, a DepoFoam particle consists of less than 10% lipid, with the remaining 90% consisting of drug in aqueous solution. The resulting DepoFoam formulation is stored under refrigeration in ready-to-use form.

   The Company has tested DepoFoam formulations that release drugs over a period of days to weeks with the period of release defined by the lipid composition, chemistry of the encapsulated drug and manufacturing parameters of the DepoFoam particles. The Company believes drugs may be released from DepoFoam particles as the drugs diffuse through the walls, by gradual erosion of the particles, and by processes involving the rearrangement of lipid bilayers. The nature of drug release may also be determined by the specific chemistry and size of each drug molecule. DepoTech has demonstrated that its proprietary DepoFoam technology can be used to encapsulate a wide spectrum of generic and proprietary water-stable drugs, including small molecules, proteins, peptides, antisense oligonucleotides and DNA, for a range of therapeutic indications.

ADVANTAGES OF DEPOFOAM TECHNOLOGY

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

   The Company believes that DepoFoam technology's key advantage over traditional methods of drug delivery, including injections and oral administration, is that the sustained-release characteristics of DepoFoam particles allow drugs to be administered less frequently and more conveniently. To attain the desired therapeutic effect, conventional drug delivery often results in a dosage that delivers an initially high level of the drug followed by a sharp decline over time, whereas DepoFoam formulations can provide a more consistent drug level over an extended period, potentially improve safety and efficacy. For example, DepoCyt clinical trials to date have shown that DepoCyt has a therapeutic life of up to two weeks after a single intrathecal injection compared to one day with unencapsulated cytarabine.

   The Company believes that key features of the DepoFoam technology, including lower initial drug levels and delivery of therapeutic drug levels over an extended period of time, make it superior not only to traditional drug delivery techniques but also to other sustained-release delivery formulations. DepoFoam may:

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

   - Improved convenience and lower overall treatment costs. To be commercially viable in today's health care market, drugs must be convenient to use and show cost effectiveness, as well as therapeutic effectiveness. The Company believes that DepoFoam formulations of drugs may offer cost savings by reducing the need for continuous infusion, the frequency of administration and the number of visits a patient must make to the doctor. These formulations may also enable some patients that are typically treated in a hospital to be treated as out-patients, reduce the need for diagnostic monitoring of some products, reduce complications of therapy caused by poor compliance and eliminate the need for additional procedures or equipment.

   - Expand types of drugs which can be delivered over an extended period of time. Proteins, peptides and nucleic acids, because of their large molecular size and susceptibility to degradation in the gastrointestinal tract and other sites, must currently be administered frequently by injection or by continuous infusion, typically in a hospital or other clinical setting. The Company believes DepoFoam may be able to deliver these drugs more effectively.

   - Expand indications of currently-marketed drugs. The Company believes that the therapeutically useful release of drugs from a DepoFoam formulation may allow such drugs to be marketed for indications where they are currently not thought to be useful because of the limitations of current delivery methods.

   - Improve profit margins through proprietary reformulation. The Company believes DepoFoam offers the potential to produce new proprietary formulations of generic products that may be differentiated from the nonsustained-release versions by virtue of reduced dosing requirements, improved efficacy, additional applications or decreased toxicity. The Company believes the proprietary position of such DepoFoam formulations will be based on the proprietary nature of DepoFoam particles, and, as such, may offer more attractive margins and increased sales relative to the generic competition.

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

   - Establishing collaborative and funding arrangements for development and commercialization of new DepoFoam products. As part of its commercialization strategy, the Company intends to focus its efforts on establishing collaborative arrangements with corporate partners to obtain access to specific compounds, obtain marketing and distribution capabilities and fund product development. With respect to products that are proprietary to the partner, DepoTech will seek to have the partner fund the feasibility, formulation, development, clinical testing and regulatory costs of the DepoFoam formulations of the product and will generally grant worldwide distribution rights to the DepoFoam formulation to the partner. The Company has entered into collaborations with Chiron and P&U that contained these strategic elements. In addition, in selected instances, DepoTech may retain certain marketing or co-promotion rights.

   - Retaining certain manufacturing rights to DepoFoam formulations. A key strategy of the Company is to seek to maintain exclusive formulation and manufacturing rights to DepoFoam encapsulated drugs, including proprietary products of corporate partners. The Company believes it has developed significant proprietary expertise in the formulation and manufacture of DepoFoam and expects to receive compensation for its expertise and effort in manufacturing DepoFoam formulations of drugs. DepoTech intends to manufacture DepoCyt for both Chiron and P&U, subject to regulatory approval.

PRODUCT RESEARCH AND DEVELOPMENT PROGRAMS

   The table below summarizes DepoTech's portfolio of products currently under development and formulations undergoing feasibility testing.

         PRODUCT                                                                                     CORPORATE
     (ACTIVE COMPOUND)                   INTENDED USE                    STATUS(1)                   PARTNER(2)
-----------------------------      ------------------------      -------------------------          -------------
DepoCyt (cytarabine)               Neoplastic meningitis
                                     Solid tumors                 NDA filed U.S./Phase IV           Chiron
                                     Solid tumors                 NDS filed Canada                  P&U
                                     Solid tumors                 MAA filed Europe                  P&U
                                     Leukemia/lymphoma            Phase III                         Chiron (U.S.)
                                                                                                    P&U (ex-U.S.)
                                     Pediatric use                Dose-finding                      Chiron
DepoMorphine (morphine)            Acute post-surgical pain       Phase II                          None
DepoAmikacin (amikacin)            Bacterial infections           Phase I completed                 None
DepoBupivacaine (bupivacaine)      Regional pain                  Preclinical                       None

F0104                              Undisclosed                    Feasibility                       Monsanto
F0701                              Undisclosed                    Feasibility                       Synthelabo
F0303                              Undisclosed                    Feasibility                       Chiron

(1) "Feasibility" means initial laboratory testing to determine the ability to encapsulate the drug efficiently in DepoFoam, establish preliminary stability, engineer appropriate in vitro release rates and conduct limited animal studies. "Preclinical" means formulation optimization, scale-up experiments, additional stability testing following initial feasibility studies and other studies, including additional animal studies focused on toxicology and efficacy, necessary to prepare and file an IND. "Dose-finding" means a study to determine the appropriate dose in a patient population (e.g., pediatric patients). "Phase I" means initial human studies designed to establish the safety, dose tolerance and sometimes pharmacokinetics of a compound. "Phase II" means human studies designed to demonstrate preliminary efficacy of a compound and to select appropriate dose(s) and patient populations for further studies. "Phase III" means human studies designed to lead to accumulation of data sufficient to support an NDA. "Phase IV" means human studies that are generally performed after approval of a new drug. In the case of DepoCyt, the FDA has requested that the Company submit a Phase IV protocol prior to submission of an NDA. Completion of a Phase IV study is not a prerequisite for review of an NDA by the FDA.

(2) The Company will seek to maintain manufacturing rights to DepoFoam formulations of compounds and will generally grant worldwide distribution rights to the DepoFoam formulation to the partner. For instance, in its collaborations with Chiron and P&U, DepoTech will manufacture DepoCyt. In addition, DepoTech will encapsulate Chiron's proprietary compounds in a DepoFoam formulation.

DepoCyt

    The Company's lead product, DepoCyt(TM), cytarabine liposome injection, is a proprietary DepoFoam formulation of a generic, anti-cancer drug also known as cytarabine. DepoCyt is being developed in collaboration with Chiron in the United States, and with P&U outside the United States. In April 1997, the Company completed the filing of an NDA initially for the treatment of NM from solid tumors. In September 1997, on behalf of P&U, the Company filed a New Drug Submission with the Canadian Health Protection Branch for DepoCyt for the treatment of NM from solid tumors. In January 1998, DepoTech's marketing partner, P&U, filed a Marketing Authorization Application with the European Medicines Evaluation Authority for the same indication.

   Background. NM is the spread of cancers to the soft tissue membrane of the brain and spinal cord (known as the meninges) due to cancer from either solid tumors, leukemia (a form of cancer involving white blood cells) or lymphomas (a form of cancer involving tissues of the lympohatic system). Because of the blood-brain barrier, drugs in the bloodstream do not penetrate well into the cerebral spinal fluid ("CSF"). Thus, when cancer cells metastasize to the meninges, the most effective therapy is to inject anti-cancer drugs directly into the CSF. Cytarabine is one of the two drugs most commonly used for this therapy. Cytarabine acts by inhibiting a vital enzyme in DNA synthesis, DNA polymerase, causing a halt to the synthesis of DNA and resulting in death of a dividing cell. Therefore, the best results are obtained when the drug is localized in the vicinity of dividing cancer cells for an extended period.

   Because the therapeutic half-life of cytarabine in the CSF is relatively short, frequent and repeated injections are necessary for effective treatment. For safety reasons, continuous intrathecal infusion of cytarabine is not a viable option. The result is that NM cannot be treated effectively without the use of repeated, intrathecal injections that are inconvenient and uncomfortable for patients, require physician supervision and increase the risk of infection. Because of these and other factors, the disease is often under-diagnosed and frequently left untreated. Without effective treatment, life expectancy for patients diagnosed with this disease is between two and four months. Clinical trials to date have shown that DepoCyt maintained concentrations of cytarabine in the CSF for two weeks after a single intrathecal injection as compared to less than one day with traditional intrathecal injections of cytarabine. As a consequence, the use of DepoCyt results in less frequent injections and may extended therapeutic levels of the drug in the CSF.

   Markets. The Company estimates that the current treated market for NM is approximately 20,000 patients per year in the United States. However, the Company expects the treatment market to grow and estimates that approximately 65,000 patients per year in the United States develop this disease. In June 1993, the Company obtained orphan drug designation for DepoCyt from the FDA to treat NM.

    Clinical Development. In the Phase III clinical trial as originally designed and initiated in April 1994, patients with one of the three subtypes of NM selected from multiple centers were randomized to receive either DepoCyt or standard therapy. Standard therapy for metastases of solid tumors is methotrexate and the standard therapy for metastases of leukemia and lymphoma is unencapsulated cytarabine. Within each subtype, at least 20 patients were to receive DepoCyt and at least 20 patients were to receive standard therapy. A total of 40 patients were to be treated for each subtype of the disease and a minimum total of only 120 patients were required to complete all three arms of the study. Enrollment of patients into the Phase III trial for NM from solid tumors was completed in May 1996 and the data from the trial was analyzed subsequently based on a data cutoff date of October 1, 1996. Data from a multicenter Phase III clinical trial in the solid tumor arm comparing DepoCyt with the current standard therapy (methotrexate) suggested that treatment with DepoCyt resulted in a higher complete response rate and extended survival when compared to standard therapy. These results were not statistically significant. In addition, DepoCyt-treated patients showed a statistically significant longer time to disease progression.

   In April 1997 , the Company completed the filing an NDA with the FDA for the treatment of NM from solid tumors. In December 1997, ODAC declined to recommend approval for NM from solid tumors. In March 1998, DepoTech reached an agreement with the FDA to submit an amendment to the NDA to provide data from the Phase IV clinical trial of NM from solid tumors. In addition, the Company will submit interim data from the Phase III study of NM from lymphomas. Submission of the amendment will approximately double the number of patients treated with DepoCyt under review, and extend the review time for an FDA decision by three months. The final decision regarding the approval of new therapeutics resides with FDA officials subsequent to any recommendation of ODAC.

   In September 1997, the Company filed a New Drug Submission with the Canadian Health Protection Branch for DepoCyt for the treatment of NM from solid tumors. In January 1998, DepoTech's marketing partner, P&U, filed a Marketing Authorization Application with the European Medicines Evaluation Authority for the same indication.

   Additional Territories and Indications. Pivotal Phase III trials of DepoCyt for the treatment of lymphomas and leukemia are continuing. Also, a Phase IV nonrandomized trial in solid tumor patients is scheduled for completion in 1998. With P&U, DepoTech intends to start a dose confirmation study trial of DepoCyt in Japan. This trial is designed to confirm the applicability of the dosing regimen used in the North American and European trials to the Japanese population. In parallel, the Company intends to submit an orphan drug application for the accelerated marketing approval of DepoCyt in Japan.

   To establish the appropriate use of DepoCyt in children afflicted with NM, DepoTech, in conjunction with Chiron, began a multi-center pediatric dose finding trial in 1997. This study will evaluate the safety and pharmacokinetics of DepoCyt in children of various ages. In addition, the study is expected to provide information regarding the efficacy of DepoCyt in children and to collect data on the long-term use of the drug.

   The Company is planning to explore additional indications for DepoCyt, including its use in the treatment of other cancers including ovarian, lung and breast cancer, and AIDS-related non-Hodgkin's lymphoma.

DepoMorphine

   DepoTech is developing DepoMorphine sustained-release encapsulated morphine sulfate for use in moderating acute pain following surgery. This product is intended for epidural administration and provides up to two days of pain relief following surgery. DepoMorphine may replace repeated epidural or intravenous administration of opiates or patient controlled analgesia.

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

   In December 1996, The Company filed an IND with the FDA to begin clinical studies of DepoMorphine for the management of acute post-operative pain. In December 1997, DepoTech completed a Phase I dose-escalation study that assessed the safety and pharmacokinetics of single doses of DepoMorphine administered epidurally to healthy volunteers. The study was conducted at a single site under the leadership of members of the Department of Anesthesiology at Stanford University Medical Center. This study identified the maximum tolerated dose of DepoMorphine and indicated that the adverse event profile for the drug is similar to that seen with epidurally administered free morphine. Patient enrollment in a Phase II clinical study designed to assess the safety and efficacy of the drug is expected to conclude in 1998.

DepoAmikacin

   Another product in the Company's development pipeline is DepoAmikacin sustained-release encapsulated amikacin, a DepoFoam formulation of this potent, broad-spectrum antibiotic. The Company believes that DepoFoam offers the opportunity to reformulate amikacin, which became a generic antibiotic in 1990, into a proprietary new product and to improve its therapeutic profile. The Company has successfully encapsulated amikacin in DepoFoam and has tested various formulations in animals. DepoTech completed a Phase I clinical trial for DepoAmikacin in April 1996 in which the drug was found to be well-tolerated for all dosage levels studied. The Company has conducted formulation optimization and scale-up studies and defined Phase II clinical targets. In order to focus resources on DepoCyt, DepoMorphine, and partner-funded feasibility programs, the Company will evaluate financing options before proceeding with further development of DepoAmikacin.

   Background. Bacteria cause a wide range of illnesses in people, ranging from clinically unimportant infections to fatal diseases. Injectable forms of antibiotics are important tools of the physician, especially for more acutely ill patients. However, most antibiotics that are administered orally, by injection or by continuous infusion achieve high systemic concentrations but lesser concentrations in infected tissue, and are generally eliminated from the body within several hours of administration. Furthermore, the concentration of certain antibiotics, including amikacin, that can be achieved in the infected tissue using current formulations is limited by the amount of drug that the body can tolerate in the bloodstream without causing damage to the kidneys and auditory nerves.

   DepoAmikacin can be administered directly into the site of infection and may deliver therapeutic levels of amikacin while potentially reducing certain systemic toxicities associated with this drug. Consequently, DepoAmikacin may be able to expand the indications for amikacin and result in more attractive prices and margins. The Company believes DepoAmikacin may be used in many applications, including treatment and prophylaxis of bacterial infections associated with open fractures, indwelling vascular catheters, orthopedic implants, peritonitis and vascular grafts.

   Markets. In 1995, there were reported to be a total of over 7.0 million procedures occurring in the United States in which site-specific antibiotic treatment may have been appropriate. DepoTech estimates the target United States market for DepoAmikacin to be approximately 5.6 million procedures. Worldwide 1995 sales of the general class of antibiotics known as aminoglycosides, which includes amikacin, were approximately $447.0 million. In 1995, amikacin worldwide unit sales were approximately 8.4 million units, including 0.6 million units in the United States, 5.7 million units in Japan and 2.0 million units in Europe.

   Clinical Development. In animal studies performed by the Company, a single injection of DepoAmikacin administered locally at the site of an intentionally infected implanted foreign body significantly reduced the number of bacteria present versus the use of either systemic or local injection of free amikacin. This animal model is analogous to many surgical situations, from complicated hip replacement surgery to insertion of catheters. Additional animal models of infection, including models for peritonitis and infected surgical wounds, have been completed. Information from these studies will be used to support the selection and design of follow-on studies, including a Phase II clinical study of efficacy. DepoTech completed a Phase I clinical trial for DepoAmikacin in April 1996 in which the drug was found to be well-tolerated for all dosage levels studied.

DepoBupivacaine

   DepoTech has completed formulation studies of DepoBupivacaine, a sustained-release formulation of the widely used local anesthetic bupivacaine for use during or after a surgical procedure or trauma. One dose of DepoBupivacaine is expected to provide 24 hours of regional pain relief, compared to two to six hours following conventional bupivacaine administration. The Company has successfully encapsulated bupivacaine into DepoFoam. Pharmacokinetic studies have shown that DepoFoam encapsulated bupivacaine is released slowly from the site of injection, resulting in prolonged duration (more than 24 hours) of analgesia following a single-dose administration. DepoTech believes that a DepoFoam formulation of a local anesthetic may complement its current DepoMorphine program and that the DepoMorphine and local anesthetic formulations may give physicians improved drugs to manage post-operative pain.

   Background. Pain associated with surgery or injury is often treated with local anesthetics. However, the usefulness of local anesthetics is frequently limited by their short half-lives which results in recurrence of pain and the need for repeated drug administration by a medical professional. A DepoFoam formulation of a local anesthetic may be useful either locally or regionally to provide long-lasting pain relief of approximately 24 hours.

   The Company believes there are more than 5 million surgical procedures and serious trauma injuries per year that may benefit from longer lasting analgesia. The current pain relief drugs are short-acting and frequently do not provide adequate duration of pain relief. The Company believes that a long-lasting, safe DepoFoam formulation of a local anesthetic, such as bupivacaine, could be useful for controlling post-surgical and post-injury pain.

   In order to focus resources on DepoCyt, DepoMorphine, and partner-funded feasibility programs, the Company will evaluate financing options before proceeding with further development of DepoBupivacaine.

Chiron Proprietary Products

   Under its agreement with Chiron, two Chiron proprietary proteins, IGF-1 and IL-2, were chosen as the first two proprietary compounds to be developed into DepoFoam formulations. Feasibility studies on DepoFoam formulations of IGF-1 and IL-2 have been completed. In addition, Chiron and the Company have completed preclinical development on an additional DepoFoam formulation of IGF-1 for undisclosed indications. No further work is planned for either compounds at this time. In March 1997, Chiron selected a gene therapy product for an undisclosed indication as the 1997 feasibility study candidate. In 1998 and thereafter, Chiron must fund one feasibility program for a Chiron Product per year or lose its option to develop DepoFoam formulations of additional Chiron proprietary compounds.

New Product Feasibility Programs

   DepoTech is also evaluating DepoFoam formulations of several additional compounds including certain proprietary molecules of the Monsanto Company and Synthelabo. The objectives of the feasibility programs are to: (i) determine the ease and efficiency of encapsulation of candidate drugs; (ii) evaluate in vitro and in vivo drug release characteristics; and (iii) conduct initial efficacy and/or safety studies in animal models to demonstrate potential clinical utility and advantages of the DepoFoam formulations.

STRATEGIC ALLIANCES

   As part of its commercialization strategy, the Company intends to focus its efforts on establishing collaborative arrangements with corporate partners to obtain access to specific compounds, obtain access to sales and distribution organizations and fund development work. The Company intends to seek to collaborate with major pharmaceutical or fully-integrated biotechnology companies that have significant clinical development, financial and marketing resources.

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

Chiron

   In March 1994, the Company entered into a collaboration agreement with Chiron. The objective of the collaboration is to develop and commercialize DepoCyt for use in the treatment of cancer, and to explore the use of the Company's DepoFoam technology for certain Chiron Products. DepoTech believes that Chiron's pharmacological, clinical development and marketing resources in these areas complement DepoTech's resources. See "--Product Research and Development Programs."

   The Chiron Agreement grants Chiron rights to market and sell DepoCyt in the United States, Canada and Europe. Chiron has funded and will continue to fund 50% of the clinical development expenses in the United States. Canadian registration expenses and the cost of clinical trials required in Europe were funded by Chiron until June 1997. DepoTech will manufacture DepoCyt, Chiron will market, sell, and distribute DepoCyt, and the parties will share all profits equally. Chiron will make payments to DepoTech upon completion of filing of an NDA and upon achievement of certain milestones in the European development of DepoCyt. Chiron also has a right of first refusal to obtain a license to alternate DepoFoam formulations of cytarabine under terms and conditions to be negotiated in the future. Following an evaluation of the markets and certain other factors, the Company and Chiron mutually agreed not to further develop certain additional generic cancer compounds named in the Agreement.

    In June 1997, DepoTech and Chiron amended the Chiron Agreement, and DepoTech repurchased rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million, of which $2.0 million was expensed and paid to Chiron in December 1997. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. If prior to December 31, 1998, the FDA issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six month from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million.

   The Chiron Agreement also provides for the joint development of DepoFoam formulations of certain Chiron Products. Two Chiron proprietary proteins, IGF-1 and IL-2, were chosen as the first two proprietary compounds to be developed into DepoFoam formulations. Feasibility studies on DepoFoam formulations of IGF-1 and IL-2 have been completed. In addition, Chiron and the Company have completed preclinical development on an additional DepoFoam formulation of IGF-1 for undisclosed indications. No further work is planned for either compounds at this time. In March 1997, Chiron selected a gene therapy product for an undisclosed indication as the 1997 feasibility study candidate. In 1998 and thereafter, Chiron must fund one feasibility program for a Chiron Product per year or lose its option to develop DepoFoam formulations of additional Chiron proprietary compounds. The Chiron Agreement provides that Chiron will pay DepoTech for the Company's feasibility efforts, and that Chiron will be responsible for all development costs thereafter. The agreement also provides for payments by Chiron to DepoTech upon achievement of certain development milestones with regard to the Chiron Products. Chiron will have exclusive, worldwide distribution rights to all Chiron Products and will manufacture the bulk unencapsulated drug. DepoTech will then encapsulate the bulk drug in DepoFoam creating the Chiron Product, and Chiron will market, sell and distribute the Chiron Products. Chiron will compensate DepoTech based on both manufacturing costs, including a manufacturing profit, and a percentage of Chiron's sales of the Chiron Products.

   Both DepoTech and Chiron have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice. In addition, Chiron has the ability to terminate the development of a Chiron Product with a limited amount of advance notice.

   In connection with the Chiron Agreement, Chiron made a $2.5 million equity investment in the Company. In addition, Chiron paid $1.0 million in March 1994 for a warrant which was converted in January 1995 to a DepoCyt marketing rights fee. Further, in January 1995, upon achievement of a development milestone, Chiron reimbursed DepoTech approximately $2.5 million for Chiron's share of DepoCyt's clinical trial and development costs from July 1993 through December 1994 and will continue to share equally in DepoCyt's United States clinical trials and development costs. Finally, in 1997, the Company received a $1.0 million milestone payment from Chiron upon completing the filing of the NDA for DepoCyt in the U.S. The Company will fund 50% of the sales and marketing expenses incurred for DepoCyt. DepoTech may receive additional payments upon achievement of certain other developmental milestones.

Pharmacia & Upjohn

   In July 1997, the Company signed a Marketing and Distribution Agreement with P&U. Under the contractual arrangement (the "P&U Agreement"), P&U has rights to market and sell DepoCyt in countries outside the United States. P&U will be responsible for submitting regulatory filings, and for labeling, packaging, distributing, marketing and selling DepoCyt outside the U.S. The Company will manufacture DepoCyt and receive a share of the net sales of this product from P&U. DepoTech received an upfront payment of $2.0 million and may receive milestone payments totaling up to $17.0 million. In addition, the Company receives reimbursement for clinical trials expenses up to a certain amount. Future milestone payments, if any, totaling up to the obligation to Chiron of $11.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights. Both DepoTech and P&U have the ability to terminate a portion or all of the marketing and distribution agreement upon certain events and with advance notice.

MANUFACTURING

   In connection with its collaborative arrangements, DepoTech intends to maintain exclusive formulation and manufacturing rights to any DepoFoam encapsulated drugs, including proprietary products of corporate partners, and expects to receive compensation based on both manufacturing costs of the product and the value added by the Company's technology to the partner's product. To date, the Company has manufactured its drug delivery formulations only for clinical trials and testing formulations of certain potential therapeutic products and has no experience manufacturing products for commercial purposes. Since 1995, the Company has manufactured clinical material in a 14,400 square foot manufacturing plant built for this purpose. This manufacturing plant has completed validation to comply with cGMP regulations for the manufacture of pharmaceuticals and was inspected by the California Department of Health Services Food and Drug Branch and received a license from the State of California to manufacture drugs. This manufacturing plant has undergone pre-approval inspections from the FDA for the manufacture of DepoCyt. The Company has been notified by the FDA's District Office that they are recommending approval for commercial manufacturing of DepoCyt. However, this does not imply FDA product approval of DepoCyt which currently remains subject to FDA review. Further, the Company must undergo and pass a PAI for all countries outside the U.S. in which applications to obtain marketing approval have been filed. Prior to marketing DepoCyt (and any other pharmaceutical products), the Company will need to meet applicable regulatory standards, achieve prescribed product quality and reach necessary levels of production of such products and obtain marketing approvals.

   In addition, the Company occupies an 82,000 square foot facility housing its administrative, research and development and future manufacturing activities. Prior to commencing commercial manufacturing operations from this facility, the Company will need to comply with additional and necessary validation, regulatory and inspection requirements.

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

   Pharmaceutical products developed by DepoTech likely will be classified by the FDA as "new drugs" even though typically the active ingredient in the product was previously approved. This is because the Company's products will be intended for new indications or routes of administration, will provide significantly different pharmacokinetics or will claim to provide significantly increased safety or efficacy, requiring approval under an NDA. In some cases, the Company's products may be marketed as "new drugs" under abbreviated provisions for generic drugs (e.g., "paper NDA") where there are substantial similarities with a currently marketed product that is not protected by patents. It is also likely that some of the drugs developed by the Company will be classed as "biologics" under the Public Health Service Act and relevant portions of the Federal Food, Drug, and Cosmetic Act. In this case, the products will be subject to somewhat different regulations.

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

   Typically, for non-generic new drugs and therapeutic biological products, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information about the drug's pharmacology and toxicology and to identify any potential safety problems. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence after clearance of the IND by the FDA. A three-phase clinical trial program is usually required for FDA approval of a pharmaceutical product. Phase I clinical trials are designed to determine the metabolism and pharmacological effects of the drug in humans and the side effects associated with increasing doses. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and provide evidence of the short-term side effects and risks associated with the drug or biologic. Phase III clinical trials often involve a substantial number of patients in multiple study centers and may include chronic administration of the agent in order to assess the overall risk/benefit relationship of the drug or biologic and are generally designed to provide substantial evidence of safety and effectiveness of a drug or biologic required to obtain FDA approval.. A clinical trial may combine the elements of more than one phase and typically two or more Phase III studies are required.

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

   In June 1993, the Company obtained orphan drug designation for DepoCyt from the FDA to treat NM. There can be no assurance that the Company will receive the first FDA approval to market DepoCyt to treat NM and thus take advantage of orphan drug exclusivity for DepoCyt to treat NM from leukemia, lymphoma or solid tumor metastases. Although obtaining FDA approval to market a product with an orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

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

PATENTS AND PROPRIETARY RIGHTS

   DepoTech relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of March 2, 1998, the Company owned or had exclusive rights to 10 issued or allowed United States patents, 10 pending United States patent applications, 45 issued foreign patents and 53 pending foreign applications on file covering various aspects of its drug delivery technology. The Company intends to file additional patent applications in the future. There can be no assurance that the Company will be issued any additional patents or that, if any patents are issued, they will provide the Company with significant protection or will not be challenged. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents would be time consuming and costly. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States. The United States Patent and Trademark Office ("PTO") has instituted changes to the United States patent law including changing the term to 20 years from the date of filing for applications filed after June 8, 1995. While one of the above applications was filed after June 8, 1995, the Company cannot predict the effect that such changes on the patent laws may have on its business, or on the Company's ability to protect its proprietary information and sustain the commercial viability of its products.

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

HUMAN RESOURCES

   As of March 2, 1998, DepoTech had approximately 122 full-time employees, including 103 in research, development and operations, and 19 in finance and administration. Of these employees, 37 hold advanced degrees, of which 21 are M.D.s, D.Pharm.s, or Ph.Ds. The Company's future success will depend in large part upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. In February 1998, the Company reduced its workforce aimed at lessening operating expenses and focusing resources on DepoCyt, DepoMorphine and partner-funded feasibility programs. The company reduced its staff by approximately 25% to 124 employees. The Company believes that its employee relations are good.

RISKS AND UNCERTAINTIES

   Early Stage Company. DepoTech's products are at an early stage of development, and, to date, only three of the Company's DepoFoam formulations, DepoCyt, DepoMorphine and DepoAmikacin, have been subject to any human clinical testing. The Company's potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. There can be no assurance that DepoCyt, DepoMorphine, DepoAmikacin or any of the Company's other products or potential products, will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized. In addition, there can be no assurance that preclinical or clinical testing will accurately predict safety or efficacy in broader human use, or that delays in the regulatory approval process will not arise, delaying approval longer than currently expected by the Company. Even if all of the Company's products prove to be safe and effective and are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that health care providers, payors and patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with its partners, successfully market products would have a material adverse effect on the Company.

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

   In April 1997, the Company completed and NDA for DepoCyt for the treatment of NM from solid tumors. As with all drugs subject to accelerated approval, the FDA requested that the Company conduct a Phase IV clinical trial on DepoCyt which is in process. In December 1997, ODAC declined to recommend approval of DepoCyt for use in patients with NM from solid tumors. In March 1998, DepoTech reached an agreement with the FDA to submit an amendment to the NDA to provide data from a Phase IV clinical trial of NM from solid tumors. In addition, the Company will submit interim data from a Phase III study of NM from lymphomas. Submission of the amendment will approximately double the number of patients treated with DepoCyt under review, and extend the review time for an FDA decision by three months. The final decision regarding the approval of new therapeutics resides with FDA officials subsequent to any recommendation of ODAC. The Company has been notified by the FDA's District Office that they are recommending approval for commercial manufacturing of DepoCyt. However, this does not imply FDA product approval of DepoCyt which currently remains subject to FDA review as described above.

   There can be no assurance that the data from the solid tumor arm of the DepoCyt Phase III clinical trial reported to date regarding DepoCyt will be sufficient to gain FDA approval, that additional results from the still ongoing arms of the pivotal Phase III trial for NM from lymphomas and leukemia will be positive and/or confirm earlier results or that the Phase IV, pediatric, European and other clinical trials of DepoCyt will generate positive results. There can be no assurance that these results and data will meet the requirements for regulatory approvals necessary to commercialize DepoCyt in the United States or otherwise. Any of these occurrences could have a material adverse effect on the Company and its ability to fund the further development and commercialization of DepoCyt and its other products.

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

   Limited Manufacturing Experience, Risk of Scale-Up. The Company has no experience manufacturing products for commercial purposes. The Company's manufacturing operations will need to meet ongoing commercial requirements for all markets in which products have been approved. The Company has been notified by the FDA's District Office that they are recommending approval for commercial manufacturing of DepoCyt. However, this does not imply FDA product approval of DepoCyt which currently remains subject to FDA review. The manufacturing operations for DepoCyt will require the completion of a PAI inspectional observations for all countries in which there are regulatory filings to market DepoCyt. For all other products, the Company will need to significantly scale-up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Failure by the Company to successfully scale-up its manufacturing operations or to comply with cGMPs and other regulations would have a material adverse impact on the Company, including the loss of manufacturing rights under the Chiron Agreement and the P&U Agreement.

   Future Capital Needs. The development and commercialization of the Company's products will require substantial funds to conduct research and development and preclinical and clinical testing of products and to manufacture and commercialize any products that are approved for commercial sale. The Company has a contractual commitment arising from the Chiron collaboration to fund 50% of the sales and marketing expenses incurred for DepoCyt in the United States. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million, of which $2.0 million was expensed and paid to Chiron in December 1997. If prior to December 31, 1998, the FDA issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six month from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million.

   The Company leases its headquarters housing most of its administrative, research and clinical and manufacturing activities. The minimum rental commitment for this facility ranges from approximately $3.3 million to $3.7 million per year, over 18 years, with a future minimum rental commitment, based upon pre-established annual rent increases.

   The Company's additional future capital requirements will depend on many factors, including continued scientific progress in its products and process development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements, the cost of establishing effective sales and marketing arrangements. To date, the Company has not received any revenues from product sales. The Company anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment and other financing and interest income will be adequate to satisfy its capital requirements and fund operations through 1998.

   Uncertainty of Additional Funding. The Company anticipates that it will be required to raise additional capital in the near-term in order to continue to conduct its operations. Such capital may be raised through public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional funding, if necessary, will be available on favorable terms if at all. If adequate funds are not available, the Company will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential products or potential markets that the Company would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on the Company.

   History of Operating Losses; Uncertainty of Future Profitability. The Company has incurred an accumulated deficit of $63.8 million through December 31, 1997. The Company expects to continue to incur substantial losses over at least the next two years as the Company's research and development efforts, clinical testing activities and manufacturing scale-up and sales and marketing arrangement efforts expand. All of the Company's revenues to date have consisted of contract revenues, milestone payments and interest income. No revenues have been generated from product sales. There can be no assurance that the Company can generate sufficient product or contract revenue to become profitable or sustain profitability.

   Dependence Upon Partners for Development and Commercialization. The Company does not currently possess all the resources necessary to develop, complete the FDA approval process for and commercialize any of its potential therapeutic products. The Company intends to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals in the United States and internationally and to commercialize its products. In addition, the Company's ability to apply its drug delivery technology to a broad range of pharmaceuticals will depend upon its ability to establish and maintain collaborative arrangements because the rights to many of the pharmaceuticals most suited to the Company's drug delivery technology are currently owned by third parties. While the Company has entered into preliminary collaborations to test feasibility of its delivery technology with certain compounds and has entered into a collaboration with Chiron and P&U, there can be no assurance that the Company will be able to enter into additional collaborations to develop commercial applications of its drug delivery technology. In addition, there can be no assurance that the Company will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. The failure of the Company to enter into a collaboration with the owner of rights to a particular formulation or pharmaceutical would preclude the Company from developing its drug delivery technology with respect to such formulation or pharmaceutical. The failure to enter into or maintain existing or future collaborations would have a material adverse effect on the Company.

   The Company's partners may pursue parallel development of other drug delivery technologies that may compete with the Company's drug delivery technology. In addition, definitive agreements negotiated with such partners may provide that these partners may terminate the collaboration at any time without significant penalty. Both the Company and Chiron under the Chiron Agreement and P&U under the P&U Agreement have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice. In addition, Chiron has the ability to terminate the development of a Chiron Product with a limited amount of advance notice. Termination of a portion or all of the Chiron Agreement and/or P&U Agreement would have a material adverse effect on the Company. To date the Company has retained the rights to formulate and manufacture its products and intends in the future generally to formulate and manufacture pharmaceuticals for partners, however, certain partners may choose to formulate or manufacture their own formulations, thereby limiting one or more potential sources of revenue for DepoTech. In addition, the Company believes that it may be precluded from entering into arrangements with companies whose products compete with products sold by its partners. The Company also will have limited or no control over the resources that any partner may devote to the Company's products, over partners' development efforts, including the design and conduct of clinical trials, or over the pricing of products. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products. Any parallel development by a partner of alternate drug delivery technologies, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of a collaborative agreement or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products would have a material adverse effect on the Company.

   Reliance on Technology Rights From Research Development Foundation. In February 1994, the Company entered into an Assignment Agreement with the RDF, pursuant to which RDF assigned to DepoTech exclusive rights to the RDF Technology. As consideration for the assignment of the RDF Technology, DepoTech will pay RDF an earned royalty on gross revenues from the sale by DepoTech or its collaborators of products incorporating the RDF Technology. The Company's products, including DepoCyt, may incorporate the RDF Technology. In certain other circumstances, DepoTech will pay RDF a percentage of the royalties or other consideration received by DepoTech from licensees (or, if greater, the amount of royalty DepoTech would have owed had it engaged in the same conduct as the licensees). In addition, RDF retains the right to terminate the agreement or to convert the exclusive nature of the rights granted under the agreement into a nonexclusive license in the event that the Company does not satisfy its contractual obligations, including making certain minimum annual payments. Additional termination events include bankruptcy, a material uncured breach of the agreement by DepoTech or a contest by DepoTech of the patents included in the RDF Technology. The termination of the Assignment Agreement or the conversion of its exclusive nature to a nonexclusive agreement would have a material adverse effect on the Company.

   Patents and Proprietary Technology. DepoTech relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of March 2, 1998, the Company owned or had exclusive rights to 10 issued or allowed United States patents, 10 pending United States patent applications, 45 issued foreign patents and 53 pending foreign applications on file covering various aspects of its drug delivery technology. The Company intends to file additional patent applications in the future. There can be no assurance that the Company will be issued any additional patents or that, if any patents are issued, they will provide the Company with significant protection or will not be challenged. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents would be time consuming and costly. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

   Possible Volatility of Stock Price. Factors such as the announcements of technological innovations or new products by the Company, its competitors and other third parties, the status of submissions to the FDA or its international equivalent, as well as variations in the Company's results of operations, market conditions, analysts' estimates and the stock market generally (and stock market perceptions of the pharmaceutical, biotechnology and/or drug delivery industries specifically) may cause the market price of the Company's Common Stock to fluctuate significantly. Companies such as DepoTech have, in recent years, experienced dramatic stock price volatility. Also, future sales of shares by existing shareholders pursuant to Rule 144 of the Securities Act of 1933, as amended, or through the exercise of outstanding registration rights, could have an adverse effect on the price of the Company's Common Stock.

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

   No Dividends. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the future. Pursuant to a bank credit facility, DepoTech may not, without the bank's prior written consent, pay or declare dividends except for dividends payable solely in the Company's Stock.

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

   Possible Anti-Takeover Effect of Certain Charter Provisions. The Company's Articles of Incorporation includes certain charter provisions which may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over the current market prices, and may limit the ability of the shareholders to approve transactions that they may deem to be in their best interests. The Board of Directors also has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, priorities, preferences, qualifications, limitations and restrictions, including the dividend rates, conversion rights, voting rights, terms of redemption, terms of sinking funds, liquidation preferences and the number of shares constituting any series, without any further vote or action by the shareholders, which could decrease the amount of earnings and assets available for distribution to holders of Common Stock or adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of the holders of Common Stock.

Item 2. PROPERTIES

   The Company currently maintains its headquarters in leased facilities in San Diego, California, that contain most of its administrative, research and development and manufacturing activities in 82,000 square feet of space. The future minimum rental commitment for this facility will range from approximately $2.5 million to $4.3 million per year over 18 years, based upon pre-established annual rent increases. The Company's right of first refusal and right of first offer to purchase land located adjacent to its headquarters has expired.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Price Range of Common Stock" of the Registrant's 1997 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.

Item 6. SELECTED FINANCIAL DATA

   The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Financial Data" of the Registrant's 1997 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 1997 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.

Item 7.(a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements at December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and the Report of Ernst & Young LLP, independent auditors, are included the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

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

   (c) Section 16(a) Beneficial Ownership Regarding Compliance. The information under the heading " Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

   The information under the headings "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information under the headings " Ownership of Securities," appearing in the Proxy Statement, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                                  PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1)   Financial Statements

                                                                                PAGE NO.
                                                                                --------
             Financial Statements .............................................    *
             Balance Sheets at December 31, 1997 and 1996 .....................    *
             Statements of Operations for 1997, 1996 and 1995 .................    *
             Statements of Cash Flows for 1997, 1996 and 1995 .................    *
             Statements of Shareholders' Equity for 1997, 1996 and 1995 .......    *
             Notes to Financial Statements ....................................    *
             Report of Ernst & Young LLP, Independent Auditors ................    *

------------

* Incorporated herein by reference to the Registrant's 1997 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1.

   (2) Financial Statement Schedules

   All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

   (c)Exhibits

      EXHIBIT                                                                           PAGE
      NUMBER
      ------
        #3.2      Fourth Restated Articles of Incorporation of the Company               --

        #3.4      Amended and Restated Bylaws of the Company                             --

        #4.1      Form of Certificate for Common Stock.                                  --

       #10.3      Amended and Restated Investors' Rights Agreement among the             --
                  Company and certain shareholders of the Company, dated
                  December 16, 1994, as amended pursuant to the Amendment to the Investors' Rights Agreement dated May 24, 1995.

      #10.10      Master Equipment Lease Agreement dated November 26, 1993               --
                  between the Company and Phoenix Leasing Incorporated.

      #10.11      Warrant Agreement dated January 1, 1994 between the Company            --
                  and Phoenix Leasing Incorporated.

      EXHIBIT                                                                           PAGE
      NUMBER
      ------
      #10.12      Master Equipment Lease dated March 20, 1995 between the                --
                  Company and Phoenix Leasing Incorporated.

      #10.13      Master Lease Agreement Number 10476 dated December 21, 1994,           --
                  between the Company and Lease Management Services, Inc.

      #10.14      Addendum to Master Lease Agreement 10476 dated December 21,            --
                  1994, between the Company and Lease Management Services, Inc.

      #10.15      Negative Covenant Pledge Agreement dated December 21, 1994,            --
                  between the Company and Lease Management Services, Inc.

      #10.17      Addendum to Equipment Financing Agreement 10776 dated                  --
                  January 5, 1995, between the Company and Lease Management
                  Services, Inc.

      #10.18      Lease for the Company's facilities at 11025 North Torrey               --
                  Pines Road dated April 2, 1992, as amended.

      #10.19      Industrial Real Estate Triple Net Lease for the Company's              --
                  facilities at 11011 North Torrey Pines Road dated August 17, 1993

      #10.20      Torrey Pines Science Center Industrial Real Estate Lease,              --
                  dated December 8, 1994.

      #10.21      Sublease for the Company's facilities at 11025 North Torrey            --
                  Pines Road dated July 9, 1993.

      #10.27      Form of Series B Preferred Stock Purchase Warrant dated July 14,       --
                  1992, July 15, 1992, October 15, 1992 and October 27,
                  1992 between the Company and certain individuals listed on the attached schedule.

      #10.30      Form of Series D Preferred Stock Purchase Warrant dated                --
                  December 16, 1994 between the Company and certain
                  individuals listed on the attached schedule.

      #10.31      Series D Preferred Stock Purchase Warrant dated December 16,           --
                  1994 between the Company and LASDK, a California Limited
                  Partnership

      #10.32      Form of Amendment to Series B Warrant and Agreement to                 --
                  Exercise.

      #10.33      Assignment Agreement dated February 9, 1994 by and between             --
                  the Company and Research Development Foundation (with certain confidential portions omitted).

      #10.36      Collaboration Agreement dated March 31, 1994 between the               --
                  Company and Chiron Corporation (with certain confidential
                  portions omitted).

     EXHIBIT
      NUMBER                                                                            PAGE
      ------                                                                            ----
     #+10.40      Consulting Agreement dated November 1, 1993 between the                --
                  Company and Stephen B. Howell, M.D., as amended May 24, 1995.

     #+10.41      The Company's 1991 Stock Option Plan, as amended.                      --

     #+10.42      1991 Stock Option Plan Form of Incentive Stock Option                  --
                  Agreement, as amended.

     #+10.43      1991 Stock Option Plan Form of Nonstatutory Option Agreement.          --

     #+10.44      1991 Stock Option Plan Form of Notice of Exercise and Stock            --
                  Purchase Agreement.

     #+10.45      The Company's 1994 Stock Option Plan.                                  --

     #+10.46      1994 Stock Option Plan Form of Notice of Grant.                        --

     #+10.47      1994 Stock Option Plan Form of Stock Option Agreement.                 --

     #+10.48      1994 Stock Option Plan Form of Stock Purchase Agreement.               --

     #+10.49      The Company's 1995 Stock Option Plan.                                  --

     #+10.50      1995 Stock Option Plan Form of Notice of Grant.                        --

     #+10.51      1995 Stock Option Plan Form of Stock Option Agreement.                 --

     #+10.52      1995 Stock Option Plan Form of Stock Purchase Agreement.               --

     #+10.53      The Company's 1995 Stock Option/Stock Issuance Plan.                   --

     #+10.54      1995 Employee Stock Purchase Plan.                                     --

      #10.55      Form of Employee Proprietary Information Agreement.                    --

      #10.56      Form of Indemnification Agreements between the Company and             --
                  each of its directors.

      #10.57      Form of Indemnification Agreement between the Company and              --
                  each of its officers.

      #10.59      Loan and Security Agreement dated August 16, 1995 between              --
                  the Company and Silicon Valley Bank.

      #10.60      Series D Preferred Stock Purchase Warrant dated August 16,             --
                  1995 between the Company and Silicon Valley Bank.

      #10.61      Registration Rights Agreement dated August 16, 1995 between            --
                  the Company and Silicon Valley Bank.

      *10.65      Extension to Equipment Financing Agreement 10776 dated                 --

     EXHIBIT
      NUMBER                                                                            PAGE
      ------                                                                            ----
                  December 8, 1995 between the Company and Lease Management
                  Services, Inc.

     **10.66      Confidential Early Retirement and Separation  Agreement                --
                  between the Company and David B. Thomas dated November 4, 1996.

     **10.67      Stock Purchase Agreement dated November 18, 1996.                      --

     +!10.68      David B. Thomas Employment Agreement dated June 30, 1997.              --
                  (Exhibit 10.1)

     +&10.69      The Company's 1995 Stock Option/Stock Issuance Plan as                 --
                  amended. (Exhibit 99.1)

     ++10.70      Amendment #2 to Collaboration Agreement, dated June 5, 1997            --
                  between DepoTech Corporation and Chiron Corporation. (Exhibit 2.1)

     !!10.71      Marketing and Distribution Agreement between DepoTech                  --
                  Corporation and Pharmacia & Upjohn S.p.A. dated July 2, 1997 (with confidential portions omitted). (Exhibit 10.1)

     !!10.72      Stock Purchase Agreement between DepoTech Corporation and              --
                  Ross Financial Corporation dated September 10, 1997. (Exhibit 10.2)

    ##+10.73      The Company's 1997 Supplemental Stock Option Plan                      --
                  (Exhibit 99.1)

       10.74      Amendment #3 to Collaboration Agreement dated December 13,
                  1997 between DepoTech Corporation and Chiron Corporation

        11.1      Computation of pro forma net loss per share.                           --

        13.1      Portion of the 1997 Annual Report to Shareholders                      --

        23.1      Consent of Ernst & Young LLP, Independent Auditors.                    --

        24.1      Power of Attorney (see page 30).

        27.1      Financial Data Schedule.                                               --

----------

+     Management contract or compensatory plan.

# Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 33-95890), as amended.

* Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

** Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Annual Report or Form 10-K for the year ended 12/31/96.

! Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Report on Form 10Q for the quarter ended June 30, 1997, filed on August 14, 1997.

++ Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Current Report on Form 8-K filed June 20, 1997.

& Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-8 (No. 333-28531), filed on June 4, 1997.

!! Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Report on Form 10Q for the quarter ended September 30, 1997, filed on November 14, 1997.

## Incorporated by reference to the same numbered exhibit (excepted as otherwise indicated) to the Company's Registration Statement on Form S-8 (No. 333-42459) filed on December 17, 1997.

Supplemental Information

   Copies of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the shareholders.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DEPOTECH CORPORATION


Date:  March 31, 1998                  By: /s/ Fred A. Middleton
                                           -------------------------------------
                                           Fred A. Middleton
                                           Chairman of the Board and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

   Know all men by these presents, that each person whose signature appears below constitutes and appoints Fred A. Middleton or Dana S. McGowan, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                                DATE
             ---------                                -----                                ----
/s/      Fred A. Middleton            Chairman of the Board and Chief Executive       March 31, 1998
----------------------------------    Officer
        (Fred A. Middleton)

/s/     John P. Longenecker           President and Chief Operating Officer           March 31, 1998
----------------------------------    Officer and Director
       (John P. Longenecker)          (Principal Executive Officer)

/s/       Dana S. McGowan             Vice President, Finance and Chief               March 31, 1998
----------------------------------    Financial Officer
         (Dana S. McGowan)            (Principal Financial and
                                       Accounting Officer)

/s/     Pieter J. Strijkert           Director                                        March 31, 1998
----------------------------------
       (Pieter J. Strijkert)

/s/      Roger C. Davisson            Director                                        March 31, 1998
----------------------------------
        (Roger C. Davisson)

/s/    George W. Dunbar, Jr.          Director                                        March 31, 1998
----------------------------------
      (George W. Dunbar, Jr.)

/s/      Stephen B. Howell            Director                                        March 31, 1998
----------------------------------
        (Stephen B. Howell)

/s/        Peter Preuss                Director                                        March 31, 1998
----------------------------------
          (Peter Preuss)