Form 10-Q
period 1998-03-31
DEPOTECH CORP
filed 1998-05-15
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

                            Yes      X           No
                                  ------              ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock:  No par value, 14,521,542 shares as of April 30, 1998

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----
PART I         FINANCIAL INFORMATION

               Item 1 Financial Statements

                      Condensed Balance Sheets as of
                      March 31, 1998 (Unaudited) and December 31, 1997..........      1

                      Condensed Statements of Operations
                      for the Three Months ended
                      March 31, 1998 and 1997 (Unaudited).......................      2

                      Condensed Statements of Cash Flows
                      for the Three Months ended
                      March 31, 1998 and 1997 (Unaudited).......................      3

                      Notes to Condensed Financial Statements...................      4

               Item 2 Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..........      5

               Item 3 Quantitative and Qualitative Disclosures About Market
                      Risk......................................................     21

PART II        OTHER INFORMATION

               Item 1 Legal Proceedings........................................      22

               Item 6 Exhibits and Reports on Form 8-K.........................      22

               Signatures.......................................................     23

                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                        MARCH 31,        DECEMBER 31,
                                                                          1998               1997
                                                                      -------------      -------------
ASSETS                                                                 (Unaudited)          (Note)
Current assets:
    Cash and cash equivalents                                         $   2,405,389      $   6,194,153
    Short-term investments                                               18,808,393         21,166,402
    Accounts receivable from  collaborations                              1,474,496          1,361,837
    Other current assets                                                  1,180,586          1,141,210
                                                                      -------------      -------------
Total current assets                                                     23,868,864         29,863,602
Property and equipment, net                                              27,445,146         26,948,328
Deposits and other assets                                                   921,983            857,756
                                                                      =============      =============
Total assets                                                          $  52,235,993      $  57,669,686
                                                                      =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued liabilities                    $   3,040,526      $   3,250,460
    Current portion of obligations under capital leases                   2,003,689          2,037,416
    Current portion of note payable                                       2,837,591          2,509,467
                                                                      -------------      -------------
Total current liabilities                                                 7,881,806          7,797,343
Obligations under capital leases, less current portion                    1,592,382          2,089,931
Note payable, less current portion                                        7,116,265          6,901,982
Deferred rent                                                             2,529,177          2,313,133
Other long-term liabilities                                                 436,558            494,506

Shareholders' equity:
    Common stock, no par value; 30,000,000 shares authorized,
       14,430,594 and 14,237,216 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively               102,372,226        101,970,346
    Deferred compensation  related to stock options, net                   (417,230)          (109,472)
    Unrealized (loss) gain on  short-term investments                       (14,733)            15,784
    Accumulated deficit                                                 (69,260,458)       (63,803,867)
                                                                      -------------      -------------
Total shareholders' equity                                               32,679,805         38,072,791
                                                                      -------------      -------------
Total liabilities and shareholders' equity                            $  52,235,993      $  57,669,686
                                                                      =============      =============

See accompanying notes to condensed financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              ------------------------------
                                                  1998              1997
                                              ------------      ------------
                                                       (UNAUDITED)
Contract revenue                              $  1,214,733      $  1,171,810
                                              ------------      ------------

            Total revenue                        1,214,733         1,171,810

Costs and expenses:
      Research and development                   5,411,138         4,382,903
      General and administrative                 1,260,783           933,595
                                              ------------      ------------

            Total costs and expenses             6,671,921         5,316,498
                                              ------------      ------------

Loss from operations                            (5,457,188)       (4,144,688)

Interest income                                    360,078           453,793
Interest expense                                  (359,481)         (219,949)
                                              ------------      ------------

Net loss                                      $ (5,456,591)     $ (3,910,844)
                                              ============      ============

Basic and diluted net loss per share          $      (0.38)     $      (0.30)
                                              ============      ============

Shares used in computing
     basic and diluted net loss per share       14,363,523        13,032,336
                                              ============      ============

See accompanying notes to condensed financial statements.

                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                           1998           1997
                                                                       ------------      ------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                  $ (5,056,189)     $ (4,823,206)
INVESTING ACTIVITIES
Purchases of short-term investments                                      (3,041,443)      (22,093,588)
Proceeds from sale of short-term investments                              5,368,935        11,215,866
Purchases of property and equipment                                      (1,114,831)       (1,685,767)
Restricted cash                                                             (25,847)          (37,119)
                                                                       ------------      ------------
Net cash provided (used) by investing activities                          1,186,814       (12,600,608)
FINANCING ACTIVITIES
Repayments on capital lease obligations                                    (531,276)         (499,791)
Repayments on note payable                                                 (562,494)         (137,706)
Proceeds from note payable                                                1,104,901         1,575,604
Proceeds from issuance of common stock, net                                  69,480        19,096,268
                                                                       ------------      ------------
Net cash provided by financing activities                                    80,611        20,034,375
                                                                       ------------      ------------

Net (decrease) increase in cash and cash equivalents                     (3,788,764)        2,610,561
Cash and cash equivalents at beginning of period                          6,194,153         1,966,626
                                                                       ------------      ------------
Cash and cash equivalents at end of period                                2,405,389         4,577,187
Short-term investments at end of period                                  18,808,393        27,031,227
                                                                       ------------      ------------
Cash, cash equivalents and short-term investments at end of period     $ 21,213,782      $ 31,608,414
                                                                       ============      ============

SUPPLEMENTAL INFORMATION
Interest paid                                                          $    359,481      $    219,949
                                                                       ============      ============

See accompanying notes to condensed financial statements.

                              DEPOTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.      Basis of Presentation and Significant Accounting Policies

        The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.      Net Loss Per Share

        Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which replaced the calculation of primary and fully diluted net loss per share with basic and diluted net loss per share. Basic net loss per share is calculated using the weighted-average number of common shares outstanding.

3.      New Accounting Standards

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Comprehensive loss is not materially different from the net loss disclosed on the statements of operations and the Company operates in one business segment.

4.      Chiron Collaboration

        In March 1994, the Company entered into a collaboration agreement ("the Collaboration Agreement") with Chiron Corporation ("Chiron") to develop and commercialize sustained-release formulations of DepoCyt(TM) and certain Chiron proprietary products using the Company's drug delivery technology. Under the agreement, Chiron purchased 400,000 shares of the Company's Series C preferred stock for $6.25 per share, or an aggregate consideration of $2.5 million, and a warrant to purchase 365,000 shares of Series C preferred stock at an exercise price of $6.25 per share for $1.0 million. The warrant was terminated and converted into a marketing rights fee to the Company upon the achievement of a development milestone in January 1995.

        In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million. Chiron will retain exclusive marketing rights to DepoCyt in the United States. An initial $2.0 million cash payment was paid by DepoTech to Chiron and expensed in 1997. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million. Therefore, such amount will be recorded upon the receipt of the required notification.

        Reimbursable clinical and manufacturing scale up costs for DepoCyt incurred by the Company totaled $10.4 million through March 31, 1998 and $8.7 million through March 31, 1997.

        The Collaboration Agreement also provides for the joint development of DepoFoam formulations of certain compounds proprietary to Chiron ("Chiron Products"). The agreement provides that Chiron will pay the Company for its feasibility efforts. Chiron must fund one feasibility program for a Chiron Product per year or lose its option to develop DepoFoam formulations of additional Chiron proprietary compounds. Through April 1997, the Company had completed feasibility studies on four Chiron proprietary compounds. No further feasibility studies on Chiron Products will be performed under the Collaboration Agreement.

        Both the Company and Chiron have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice.

5.      Pharmacia & Upjohn Agreement

        In July 1997, DepoTech entered into a Marketing and Distribution Agreement with Pharmacia & Upjohn S.p.A ("P&U"), an affiliate of Pharmacia & Upjohn Inc., for rights to market and sell DepoCyt in countries outside the United States. P&U will generally be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. The Company will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U. The Company received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments of up to $17.0 million upon achievement of certain regulatory milestones. The agreement also provides for reimbursement by P&U of certain clinical trial expenses and regulatory fees incurred by the Company. Cumulative reimbursable costs incurred by the Company under this agreement totaled $1.6 million as of March 31, 1998.

        Both the Company and P&U have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice.

6.      Contingencies

        In April 1998, a class action suit was filed against the Company and two of its former officers in the United States District Court for the Southern District of California. The lawsuit alleges violations of the federal securities laws and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased DepoTech common stock during the period April 1, 1996 through December 18, 1997. The Company believes that the lawsuit is without merit and intends to defend it vigorously.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

        Since its inception in October 1989, DepoTech Corporation ("DepoTech" or the "Company") has devoted substantially all of its resources to the development of its potential products. To date, the Company has not received any revenues from the sale of products. The Company has funded its development programs primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur additional operating losses over at least the next two years. As of March 31, 1998, the Company's accumulated deficit was approximately $69.3 million.

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

RESULTS OF OPERATIONS

        The Company had total revenues of $1.2 million for the three months ended March 31, 1998 and 1997. Total revenues in 1998 were principally generated by the Company's collaborative agreements with Chiron Corporation ("Chiron") and Pharmacia & Upjohn S.p.A., an affiliate of Pharmacia & Upjohn, Inc. ("P&U"). Total revenues for the three months ended March 31, 1997 were principally generated by the Company's collaborative agreement with Chiron. Total revenues were primarily derived from reimbursement of certain clinical trial and manufacturing scale-up expenses for the Company's lead product, DepoCyt(TM), an anti-cancer drug, under the collaborative agreements. In addition, Chiron reimbursed DepoTech for 100% of certain pre-clinical and feasibility studies performed on their behalf. Further, DepoTech is reimbursed for conducting feasibility studies for various pharmaceutical companies. Revenues may fluctuate from period to period depending on the level of clinical and process development activity for projects under collaborative agreements and the achievement of future milestones.

        Research and development expenses for the first quarter ended March 31, 1998 increased to $5.4 million compared to $4.4 million for the same period in 1997. Factors contributing to this increase include expanded efforts in clinical trials, manufacturing scale-up and preclinical development of potential DepoFoam(TM) products. A non-randomized Phase IV clinical trial of DepoCyt in solid tumor patients is continuing, as are randomized trials of DepoCyt in leukemia and lymphoma patients. DepoTech is also conducting a dose-finding study of DepoCyt in pediatric patients. In addition, clinical trials and manufacturing scale-up of DepoMorphine(TM) sustained-release encapsulated morphine sulfate to treat acute post-surgical pain are underway. Further, the Company is evaluating the feasibility of developing several early stage compounds for corporate partners. Research and development expenses are expected to continue to increase during 1998.

        General and administrative expenses for the first quarter of 1998 increased to $1.3 million from $0.9 million for the same period in 1997. The increase was primarily due to expansion in administrative staffing. In addition, the Company reduced its workforce in February 1998. Included in general and administrative expenses in the first quarter of 1998 is $0.1 million of severance and outplacement expenses associated with the workforce reduction.

        Interest income was $0.4 million for the three months ended March 31, 1998 compared to $0.5 million for the same period in 1997. Interest expense increased to $0.4 million for the three months ended March 31, 1998 from $0.2 million for the comparable period in 1997. The increase in interest expense was due to a higher balance outstanding for the note payable.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception through March 31, 1998, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $101.9 million, and through capital equipment leases and notes payable.

        Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million, of which $2.0 million was paid to Chiron in December 1997. Chiron will retain exclusive marketing rights to DepoCyt in the U.S. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million.

        In July 1997, DepoTech entered into a Marketing and Distribution Agreement with P&U for rights to market and sell DepoCyt in countries outside the U.S. P&U will be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. The Company will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U. The Company received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments of up to $17.0 million upon achievement of certain regulatory milestones. The agreement also provides for P&U to reimburse the Company for certain clinical trial expenses and regulatory fees incurred by the Company. Future milestone payments, if any, totaling up to the obligation to Chiron of $11.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights.

        As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $21.2 million as compared to $27.4 million at December 31, 1997. The decrease of $6.2 million in cash, cash equivalents and short-term investments was due primarily to net cash used to fund operations of $5.1 million and repayment of capital lease obligations and note payable totaling $1.1 million. Working capital decreased to $16.0 million as of March 31, 1998 compared to $22.1 million as of December 31, 1997.

        The Company has financed its capital expenditures through capital leases and bank credit lines. At March 31, 1998, the Company has capital lease obligations and a note payable associated with capital expenditures totaling $13.5 million of which principal payments of $4.8 million is payable over the next twelve months. All borrowings are secured by the capital equipment financed. The terms of the Company's loan agreement with a bank contains a covenant requiring the Company to maintain certain cash balances. At March 31, 1998, the company was in compliance with the terms of the covenant. The Company is required to post some form of cash collateral if the covenant is violated. The Company leases its headquarters which house most of its administrative, research, clinical and manufacturing activities. The minimum rental commitment for this facility ranges from $2.5 million to $4.3 million per year over the next 18 years, based upon pre-established annual rent increases.

        In April 1998, a class action suit was filed against the Company and two of its former officers alleging violations of the federal securities laws and purporting to seek unspecified monetary damages on behalf of a class of shareholders. The Company believes that the lawsuit is without merit and intends to defend it vigorously.

        The Year 2000 Issue is the result of computer programs written in the past that use two digits rather than four to define the applicable year. As a result, these computer programs may not properly recognize calendar dates beginning in the Year 2000. This problem may cause systems to fail or miscalculate causing disruptions of operations, including a temporary inability to process transactions or engage in similar normal business activities.

        The Company believes that the total internal Year 2000 Issue costs will be minimal and that the Year 2000 conversion requirements will be achieved through routine upgrades to its software programs. The Company expects to complete these upgrades by the end of 1998. These costs and the expected completion date are based on management's best estimates and there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The Company has also initiated communications with all of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

        The Company's operations to date have consumed substantial amounts of cash, which is expected to continue over the foreseeable future. The amount of net losses and the time required for the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis. DepoTech anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment financing and interest income will be adequate to satisfy its capital requirements and fund operating losses through 1998. The development and commercialization of the Company's potential products will require substantial funds to conduct research and development and preclinical and clinical testing of products and to manufacture and commercialize any products that are approved for commercial sale. The Company's future capital requirements will depend on many factors, including, without limitation, the time and costs involved in obtaining regulatory approvals, continued scientific progress in its products and process development programs and changes in existing collaborative programs. The Company anticipates that it will be required to raise additional capital in the near-term in order to continue to conduct its operations. Such capital may be raised through public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional funding, if necessary, will be available on favorable terms if at all. If adequate funds are not available, the Company will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential products or potential markets that the Company would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on the Company.

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

        Government Regulation; Uncertainty of Obtaining Regulatory Approval. DepoTech's research and development activities are, and its future business will be, subject to significant regulation by governmental authorities in the United States, primarily by the U.S. Food and Drug Administration ("FDA"). Pharmaceutical products intended for therapeutic use in humans are governed principally by the Federal Food, Drug, and Cosmetic Act, as amended, and by the FDA regulations in the United States and by comparable laws and regulations in foreign countries. DepoTech is also subject to regulation under the food and drug statutes and regulations of the State of California.

        In April 1997, the Company completed a New Drug Application ("NDA") for DepoCyt for the treatment of NM from solid tumors. As with all drugs subject to accelerated approval, the FDA requested that the Company conduct a Phase IV clinical trial on DepoCyt which is in process. In December 1997, the Oncologic Drugs Advisory Committee ("ODAC") declined to recommend approval of DepoCyt for use in patients with NM from solid tumors. In April 1998, DepoTech submitted, to the FDA, an amendment to the NDA which provided data from a Phase IV clinical trial of NM from solid tumors and interim data from a Phase III study of NM from lymphomas. Submission of the amendment approximately doubled the number of patients treated with DepoCyt under review, and extended the review time for an FDA decision by three months, to July 28, 1998. The final decision regarding the approval of new therapeutics resides with FDA officials subsequent to any recommendation of ODAC. The Company has been notified by the FDA's District Office that they are recommending approval for commercial manufacturing of DepoCyt. However, this does not imply FDA product approval of DepoCyt which currently remains subject to FDA review as described above.

        There can be no assurance that the data from the Phase III clinical trial reported to date will be sufficient to gain FDA approval, that additional results from the still ongoing arms of the pivotal Phase III trial for NM from lymphomas and leukemia will be positive and/or confirm earlier results or that the Phase IV, pediatric, European and other clinical trials of DepoCyt will generate positive results. There can be no assurance that these results and data will meet the requirements for regulatory approvals necessary to commercialize DepoCyt in the United States or otherwise. Any of these occurrences could have a material adverse effect on the Company and its ability to fund the further development and commercialization of DepoCyt and its other products.

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

        For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs and biologics in such foreign jurisdictions. In January 1998, the Company's marketing partner, P&U, submitted a Marketing Authorization Application for DepoCyt to the European Medicines Evaluation Agency. The requirements relating to the conduct of clinical trials, manufacturing, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any of its partners will meet and sustain any such requirements.

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

        The Company leases its headquarters housing most of its administrative, research and clinical and manufacturing activities. The minimum rental commitment for this facility ranges from approximately $2.5 million to $4.3 million per year, over 18 years, with a future minimum rental commitment, based upon pre-established annual rent increases. In addition, the company has financed its capital expenditures through capital leases and bank credit lines. At March 31, 1998, the Company has capital lease obligations and notes payable associated with capital expenditures totaling $13.5 million of which principal payments of $4.8 million is payable over the next twelve months. All borrowings are secured by the capital equipment financed. The terms of the Company's loan agreement with a bank contains a covenant requiring the Company to maintain certain cash balances. At March 31, 1998, the company was in compliance with the terms of the covenant. The Company is required to post some form of cash collateral if the covenant is violated. There can be no assurance that the Company will be able to successfully reach agreement with the lender regarding the amount of cash collateral required.

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

        Limited Manufacturing Experience, Risk of Scale-Up. The Company has no experience manufacturing products for commercial purposes. The Company's manufacturing operations will need to meet ongoing commercial requirements for all markets in which products have been approved. The Company has been notified by the FDA's District Office that they are recommending approval for commercial manufacturing of DepoCyt. However, this does not imply FDA product approval of DepoCyt which currently remains subject to FDA review. The manufacturing operations for DepoCyt may require passing preapproval inspection by regulatory agencies for countries in which there are regulatory filings to market DepoCyt. For all other products, the Company will need to significantly scale-up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Failure by the Company to successfully scale-up its manufacturing operations or to comply with cGMPs and other regulations would have a material adverse impact on the Company, including the loss of manufacturing rights under the Chiron Agreement and the P&U Agreement.

        History of Operating Losses; Uncertainty of Future Profitability. The Company has incurred an accumulated deficit of $69.3 million through March 31,1998. The Company expects to continue to incur substantial losses over at least the next two years as the Company's research and development efforts, clinical testing activities and manufacturing scale-up and sales and marketing arrangement efforts expand. All of the Company's revenues to date have consisted of contract revenues, milestone payments and interest income. No revenues have been generated from product sales. There can be no assurance that the Company can generate sufficient product or contract revenue to become profitable or sustain profitability.

        Legal Proceedings. In April 1998, a class action suit was filed against the Company and two of its former officers in the United States District Court for the Southern District of California. The lawsuit alleges violations of the federal securities laws and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased DepoTech common stock during the period April 1, 1996 through December 18, 1997. The Company believes that the lawsuit is without merit and intends to defend against it vigorously. The pending litigation against the Company and any future litigation against the company or its employees, regardless of the outcome, may result in substantial costs and expense to the Company and significant diversions of time and effort by the Company's personnel. Depending on the amount and timing, an unfavorable resolution of such litigation could materially affect the Company's business, future results of operations, cash flow, or financial condition.

        Dependence Upon Partners for Development and Commercialization. The Company does not currently possess all the resources necessary to develop, complete the FDA approval process for and commercialize any of its potential therapeutic products. The Company intends to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals in the United States and internationally and to commercialize its products. In addition, the Company's ability to apply its drug delivery technology to a broad range of pharmaceuticals will depend upon its ability to establish and maintain collaborative arrangements because the rights to many of the pharmaceuticals most suited to the Company's drug delivery technology are currently owned by third parties. While the Company has entered into preliminary collaborations to test feasibility of its delivery technology with certain compounds and has entered into collaborations with Chiron and P&U, there can be no assurance that the Company will be able to enter into additional collaborations to develop commercial applications of its drug delivery technology. In addition, there can be no assurance that the Company will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. The failure of the Company to enter into a collaboration with the owner of rights to a particular formulation or pharmaceutical would preclude the Company from developing its drug delivery technology with respect to such formulation or pharmaceutical. The failure to enter into or maintain existing or future collaborations would have a material adverse effect on the Company.

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

        Year 2000 Compliance. Year 2000 Issue is the result of computer programs written in the past that use two digits rather than four to define the applicable year. As a result, these computer programs may not properly recognize calendar dates beginning in the Year 2000. This problem may cause systems to fail or miscalculate causing disruptions of operations, including a temporary inability to process transactions or engage in similar normal business activities.

        The Company believes that the total internal Year 2000 Issue costs will be minimal and that the Year 2000 conversion requirements will be achieved through routine upgrades to its software programs. The Company expects to complete these upgrades by the end of 1998. These costs and the expected completion date are based on management's best estimates and there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The Company has also initiated communications with all of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

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

        No Dividends. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the future. Pursuant to a bank credit facility, DepoTech may not, without the bank's prior written consent pay or declare dividends except for dividends payable solely in the Company's stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

        In April 1998, a class action suit was filed against the Company and two of its former officers in the United States District Court for the Southern District of California. The lawsuit alleges violations of the federal securities laws and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased DepoTech common stock during the period April 1, 1996 through December 18, 1997. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.


Item 2  Change in Securities.  None

Item 3  Defaults Upon Senior Securities.  None

Item 4  Submission of Matters to a Vote of Security Holders.  None

Item 5  Other Information.  None

Item 6  Exhibits and Reports on Form 8-K.
(a) Exhibits

        Exhibit
        Number
        ------
        10.1    Amended and Restated Consulting Agreement Between DepoTech
                Corporation and Stephen B. Howell, M.D. dated March 1, 1998.

        10.2    Consulting Agreement Between DepoTech Corporation and Stephen B.
                Howell dated March 16, 1998.

        10.3 Confidential Separation Agreement Between DepoTech Corporation and Linda Paradiso, DVM dated January 7, 1998.

        10.4    Common Stock Purchase Warrant Agreement Between DepoTech
                Corporation and Sanderling Management Company, LLC dated
                February 25, 1998.

        27.1    Financial Data Schedule

                              DEPOTECH CORPORATION

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 DEPOTECH CORPORATION


                                 /s/  Fred A. Middleton
                                 ---------------------------------
Date:  May 15, 1998              Fred A. Middleton
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)



                                 /s/  Dana S. McGowan
                                 ---------------------------------
Date:  May 15, 1998              Dana S. McGowan
                                 Vice President, Finance and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)