Form 10-Q/A
period 1997-03-31
DEPOTECH CORP
filed 1998-06-12
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           1997              1996
                                                                       ------------      ------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                  $ (4,823,206)     $ (4,209,635)

INVESTING ACTIVITIES
Purchases of short-term investments                                     (22,093,588)       (5,227,801)
Proceeds from sale of short-term investments                             11,215,866        13,633,686
Purchases of property and equipment                                      (1,685,767)       (3,419,548)
Restricted cash                                                             (37,119)               --
                                                                       ------------      ------------
Net cash (used) provided by investing activities                        (12,600,608)        4,986,337

FINANCING ACTIVITIES
Repayments on capital lease obligations                                    (499,791)         (347,335)
Reimbursement for assets refinanced as capital leases                            --             3,254
Repayments on notes payable                                                (137,706)               --
Proceeds from notes payable                                               1,575,604                --
Proceeds from issuance of common stock, net                              19,096,268            56,544
                                                                       ------------      ------------
Net cash provided (used) by financing activities                         20,034,375          (287,537)
                                                                       ------------      ------------

Net increase in cash and cash equivalents                                 2,610,561           489,165
Cash and cash equivalents at beginning of period                          1,966,626         5,883,911
                                                                       ------------      ------------
Cash and cash equivalents at end of period                                4,577,187         6,373,076
Short-term investments at end of period                                  27,031,227        24,172,490
                                                                       ------------      ------------
Cash, cash equivalents and short-term investments at end of period     $ 31,608,414      $ 30,545,566
                                                                       ============      ============

SUPPLEMENTAL INFORMATION
Property and equipment acquired through capital leases                 $         --      $    802,464
                                                                       ============      ============
Interest paid                                                          $    219,949      $    144,583
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




                                  DEPOTECH CORPORATION


                                  /s/  Fred A. Middleton
                                  --------------------------------------------
Date:  June 11, 1998              Fred A. Middleton
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/  Dana S. McGowan
                                  --------------------------------------------
Date:  June 11, 1998              Dana S. McGowan
                                  Vice President Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)