Form 10-Q
period 1998-06-30
DEPOTECH CORP
filed 1998-08-14
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______ .

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

                         Yes   X         No
                             ----          ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock: No par value, 14,592,882 shares as of July 31, 1998

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
PART I        FINANCIAL INFORMATION

              Item 1   Financial Statements

                       Condensed Balance Sheets as of
                       June 30, 1998 (Unaudited) and December 31, 1997......................   1

                       Condensed Statements of Operations
                       for the Three and Six Months ended
                       June 30, 1998 and 1997 (Unaudited)....................................  2

                       Condensed Statements of Cash Flows
                       for the Six Months ended
                       June 30, 1998 and 1997 (Unaudited)....................................  3

                       Notes to Condensed Financial Statements...............................  4

              Item 2   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations.....................   7


PART II       OTHER INFORMATION

              Item 2   Changes in Securities................................................. 22

              Item 3   Defaults Upon Senior Securities....................................... 22

              Item 4   Submission of Matters to a Vote of Security Holders................... 22

              Item 6   Exhibits and Reports on Form 8-K...................................... 24

              Signatures..................................................................... 25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                        JUNE 30,          DECEMBER 31,
                                                                          1998               1997
                                                                      -------------      -------------
                                                                       (Unaudited)           (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                         $   2,360,960      $   6,194,153
    Short-term investments                                               12,691,672         21,166,402
    Accounts receivable from collaborations                               1,268,992          1,361,837
    Other current assets                                                  1,064,906          1,141,210
                                                                      -------------      -------------
Total current assets                                                     17,386,530         29,863,602
Property and equipment, net                                              26,979,526         26,948,328
Deposits and other assets                                                   940,258            857,756
                                                                      -------------      -------------
Total assets                                                          $  45,306,314      $  57,669,686
                                                                      =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued liabilities                    $   2,547,756      $   3,250,460
    Current portion of obligations under capital leases                   1,857,748          2,037,416
    Current portion of note payable                                       2,850,094          2,509,467
                                                                      -------------      -------------
Total current liabilities                                                 7,255,598          7,797,343

Obligations under capital leases, less current portion                    1,260,911          2,089,931
Note payable, less current portion                                        6,441,249          6,901,982
Deferred rent                                                             2,740,301          2,313,133
Other long-term liabilities                                                 218,278            494,506
Shareholders' equity:
    Common stock, no par value; 30,000,000 shares authorized,
       14,592,882 and 14,237,216 shares issued and outstanding at
       June 30, 1998 and December 31, 1997, respectively                102,498,917        101,970,346
    Deferred compensation related to stock options, net                    (345,285)          (109,472)
    Unrealized gain on short-term investments                                 8,561             15,784
    Accumulated deficit                                                 (74,772,216)       (63,803,867)
                                                                      -------------      -------------
Total shareholders' equity                                               27,389,977         38,072,791
                                                                      -------------      -------------
Total liabilities and shareholders' equity                            $  45,306,314      $  57,669,686
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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS



                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                  1998              1997              1998               1997
                                              ------------------------------      ------------------------------
                                                       (UNAUDITED)                         (UNAUDITED)
Revenues:
     Contract revenue                         $    850,469      $    760,149      $  2,065,202      $  1,931,959
     Licensing/milestone payments                       --         1,000,000                --         1,000,000
                                              ------------      ------------      ------------      ------------

           Total revenues                          850,469         1,760,149         2,065,202         2,931,959

Costs and expenses:
     Research and development                    5,277,088         5,698,303        10,688,226        10,081,206
     General and administrative                  1,050,400         1,022,009         2,311,183         1,955,604
     Repurchase of marketing rights                     --         2,000,000                --         2,000,000
                                              ------------      ------------      ------------      ------------

           Total costs and expenses              6,327,488         8,720,312        12,999,409        14,036,810
                                              ------------      ------------      ------------      ------------

Loss from operations                            (5,477,019)       (6,960,163)      (10,934,207)      (11,104,851)

Interest income                                    233,887           390,718           593,965           844,511
Interest expense                                  (268,626)         (246,316)         (628,107)         (466,265)
                                              ------------      ------------      ------------      ------------

Net loss                                      $ (5,511,758)     $ (6,815,761)     $(10,968,349)     $(10,726,605)
                                              ============      ============      ============      ============


Basic and diluted net loss per share          $      (0.38)     $      (0.52)     $      (0.76)     $      (0.82)
                                              ============      ============      ============      ============

Shares used in computing
     basic and diluted net loss per share       14,534,409        13,116,053        14,449,438        13,074,428
                                              ============      ============      ============      ============


See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                               SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           1998              1997
                                                                       ------------------------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                  $(10,043,853)     $ (7,638,495)

INVESTING ACTIVITIES
Purchases of short-term investments                                      (6,015,311)      (22,082,975)
Proceeds from sale of short-term investments                             14,482,818        13,593,356
Purchases of property and equipment                                      (1,330,030)       (6,212,200)
Restricted cash                                                              50,823           (37,119)
                                                                       ------------      ------------
Net cash provided (used) by investing activities                          7,188,300       (14,738,938)

FINANCING ACTIVITIES
Repayments on capital lease obligations                                  (1,053,705)       (1,006,241)
Repayments on note payable                                               (1,225,007)         (275,412)
Proceeds from note payable                                                1,104,901         2,927,537
Proceeds from issuance of common stock, net                                 196,171        19,367,470
                                                                       ------------      ------------
Net cash (used) provided by financing activities                           (977,640)       21,013,354
                                                                       ------------      ------------

Net decrease in cash and cash equivalents                                (3,833,193)       (1,364,079)
Cash and cash equivalents at beginning of period                          6,194,153         1,966,626
                                                                       ------------      ------------
Cash and cash equivalents at end of period                                2,360,960           602,547
Short-term investments at end of period                                  12,691,672        24,736,972
                                                                       ------------      ------------
Cash, cash equivalents and short-term investments at end of period     $ 15,052,632      $ 25,339,519
                                                                       ============      ============

SUPPLEMENTAL INFORMATION
Property and equipment acquired through capital lease                  $     45,016      $         --
                                                                       ============      ============
Interest paid                                                          $    628,107      $    466,265
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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

2.       Net Loss Per Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which replaced the calculation of primary and fully diluted net loss per share with basic and diluted net loss per share. Basic and diluted net loss per share is calculated using the weighted-average number of common shares outstanding.

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

         In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million. Chiron retains exclusive marketing rights to DepoCyt in the United States. An initial $2.0 million cash payment was paid by DepoTech to Chiron and expensed in 1997. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million. Therefore, such amount will be recorded upon the receipt of the required notification.

         Under the Collaboration Agreement, cumulative reimbursable clinical and manufacturing scale-up costs for DepoCyt incurred by the Company totaled $11.2 million through June 30, 1998 and $10.0 million through June 30, 1997.

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

5.       Pharmacia & Upjohn Agreement

         In July 1997, DepoTech entered into a Marketing and Distribution Agreement with Pharmacia & Upjohn S.p.A ("P&U"), an affiliate of Pharmacia & Upjohn Inc., for rights to market and sell DepoCyt in countries outside the United States. P&U will generally be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. Under the P&U Agreement, the Company will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U, if any. The Company received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments of up to approximately $17.0 million upon achievement of certain regulatory milestones. The agreement also provides for reimbursement by P&U of certain clinical trial expenses and regulatory fees incurred by the Company. Cumulative reimbursable costs incurred by the Company under the P&U Agreement totaled $1.7 million as of June 30, 1998.

         Both the Company and P&U have the ability to terminate the collaboration at certain intervals and with advance notice.

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

7.       Debt Covenants

         At June 30, 1998, the Company had capital lease obligations and a bank note payable associated with capital expenditures totaling $12.4 million of which principal payments of $4.7 million are payable over the next twelve months. All borrowings are secured by the capital equipment financed. The terms of the Company's bank loan and equipment lease agreements require the Company to maintain certain cash balances. At June 30, 1998, the Company was not in compliance with these covenants. The agreements require the Company to post cash collateral if the covenants are violated. The Company is in discussion with its lenders regarding the amount of such cash collateral.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
OVERVIEW

         Since its inception in October 1989, DepoTech Corporation ("DepoTech" or the "Company") has devoted substantially all of its resources to the development of its potential products. To date, the Company has not received any revenues from the sale of products. The Company has funded its development programs primarily from equity-derived working capital and through strategic alliances with other companies. The Company has been unprofitable since its inception and expects to incur additional operating losses over at least the next two years. As of June 30, 1998, the Company's accumulated deficit was approximately $74.8 million.

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

RESULTS OF OPERATIONS

         The Company had total revenues of $0.9 million for the three months ended June 30, 1998 as compared to $1.8 million for the same period in 1997. Total revenues for the six months ended June 30, 1998 were $2.1 million compared to $2.9 million for the same period in 1997. Total revenues in 1998 were principally generated by the Company's collaborative agreements with Chiron Corporation ("Chiron") and Pharmacia & Upjohn S.p.A., an affiliate of Pharmacia & Upjohn, Inc. ("P&U"). Total revenues for the three and six months ended June 30, 1997 were principally generated by the Company's collaborative agreement with Chiron. Total revenues for the three and six months ended June 30, 1998 were primarily derived from reimbursement of certain clinical trial expenses for the Company's lead product, DepoCyt(TM), an anti-cancer drug, under the collaborative agreements with Chiron and P&U. Included in total revenue for the second quarter of 1997 is a milestone payment from Chiron of $1.0 million paid to DepoTech upon the filing of a New Drug Application for DepoCyt in the U.S. In addition, Chiron reimbursed DepoTech for 100% of certain pre-clinical and feasibility studies performed on their behalf during 1997 and the first quarter of 1998. Further, DepoTech is reimbursed for conducting feasibility studies for various pharmaceutical companies. Revenues may fluctuate from period to period depending on the level of clinical and process development activity for projects under collaborative agreements and the achievement of future milestones.

         Research and development expenses for the second quarter ended June 30, 1998 were $5.3 million compared to $5.7 million for the same period in 1997. Research and development expenses for the six months ended June 30, 1998 increased to $10.7 million from $10.1 million in 1997. Factors contributing to this increase include expanded efforts in clinical trials, manufacturing scale-up and preclinical development of potential DepoFoam(TM) products. In addition, the Company incurred $0.7 million for severance and out-placement expense from workforce reductions during 1998. A non-randomized Phase IV clinical trial of DepoCyt in solid tumor patients is continuing, as are randomized trials of DepoCyt in leukemia and lymphoma patients. DepoTech is also conducting a dose-finding study of DepoCyt in pediatric patients. In addition, clinical trials and manufacturing scale-up of DepoMorphine(TM) sustained-release encapsulated morphine sulfate to treat acute post-surgical pain are underway. Further, the Company is evaluating the feasibility of developing several early-stage compounds for corporate partners.

         General and administrative expenses for the second quarter ended June 30, 1998 were $1.1 million compared to $1.0 million for the same period in 1997. General and administrative expenses for the six months ended June 30, 1998 increased to $2.3 million from $2.0 million for the comparable period in the prior year. The increase for the six months ended June 30, 1998 compared to the same period in 1997 is primarily attributable to $0.3 million for severance and out-placement expense from workforce reductions.

         Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron. Chiron retains exclusive marketing rights to DepoCyt in the U.S. Included in operating expenses for the six months ended June 30, 1997 were expenses of $2.0 million associated with the repurchase of DepoCyt which was paid to Chiron in December 1997 under the terms of the agreement with Chiron.

         Interest income was $0.2 million and $0.6 million for the three and six months ended June 30, 1998 compared to $0.4 million and $0.8 million for the same periods in 1997. The decrease in interest income was due to a decline in short-term investments. Interest expense increased to $0.3 million and $0.6 for the three and six months ended June 30, 1998 from $0.2 million and $0.5 million for the comparable periods in 1997. The increase in interest expense was due to a higher balance outstanding for the note payable.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through June 30, 1998, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $101.9 million, and through capital equipment leases and a note payable.

         Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million, of which $2.0 million was paid to Chiron in December 1997. Chiron retains exclusive marketing rights to DepoCyt in the U.S. If, prior to December 31, 1998, the U.S. Food and Drug Administration ("FDA") issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million.

         In July 1997, DepoTech entered into a Marketing and Distribution Agreement with P&U for rights to market and sell DepoCyt in countries outside the U.S. P&U will be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. The Company will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U, if any. The Company received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments of up to approximately $17.0 million upon achievement of certain regulatory milestones. The agreement also provides for P&U to reimburse the Company for certain clinical trial expenses and regulatory fees incurred by the Company. Future milestone payments, if any, totaling up to the obligation to Chiron of $11.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights.

         As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $15.1 million as compared to $27.4 million at December 31, 1997. The decrease of $12.3 million in cash, cash equivalents and short-term investments was due primarily to net cash used to fund operations of $10.0 million and repayment of capital lease obligations and a note payable totaling $2.3 million. Working capital decreased to $10.1 million as of June 30, 1998 compared to $22.1 million as of December 31, 1997.

         The Company has financed its capital expenditures through capital leases and bank credit lines. At June 30, 1998, the Company has capital lease obligations and a bank note payable associated with capital expenditures totaling $12.4 million of which principal payments of $4.7 million is payable over the next twelve months. All borrowings are secured by the capital equipment financed. The terms of the Company's bank loan and equipment lease agreements require the Company to maintain certain cash balances. At June 30, 1998, the company was not in compliance with these covenants. The agreements require the Company to post cash collateral if the covenants are violated. The Company is in discussion with its lenders regarding the amount of such cash collateral. The Company leases its headquarters which house most of its administrative, research, clinical and manufacturing activities. The minimum rental commitment for this facility ranges from $2.5 million to $4.3 million per year over the next 18 years, based upon pre-established annual rent increases.

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

         The Company's operations to date have consumed substantial amounts of cash, which is expected to continue over the foreseeable future. The amount of net losses and the time required for the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis. DepoTech anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue, and interest income will be adequate to satisfy its capital requirements and fund operating losses into the first quarter of 1999. Any amounts required as cash collateral for a bank loan or equipment leases would reduce the amount of cash available to fund operations. The development and commercialization of the Company's potential products will require substantial funds to conduct research and development and preclinical and clinical testing of products and to manufacture and commercialize any products that are approved for commercial sale. The Company's future capital requirements will depend on many factors, including, without limitation, additional regulatory requirements associated with approvals for any of the Company's products, the time and costs involved in obtaining regulatory approvals, continued scientific progress in its products and process development programs and changes in existing collaborative programs. The Company anticipates that it will be required to raise additional capital in the near-term in order to continue to conduct its operations. Such capital may be raised through public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential products or potential markets that the Company would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on the Company.

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

         Early Stage Company. DepoTech's products are at an early stage of development, and, to date, only three of the Company's DepoFoam formulations, DepoCyt, DepoMorphine and DepoAmikacin(TM), have been subject to any human clinical testing, although the Company is no longer actively developing DepoAmikacin. The Company's potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. There can be no assurance that DepoCyt, DepoMorphine, or any of the Company's other products or potential products, will prove safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully commercialized. In addition, there can be no assurance that preclinical or clinical testing will accurately predict safety or efficacy in broader human use, or that delays in the regulatory approval process will not arise, delaying approval longer than currently expected by the Company. Even if all of the Company's products prove to be safe and effective and are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that health care providers, payors and patients will accept the Company's products. Any failure of the Company to achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with its partners, successfully market any of its products would have a material adverse effect on the Company.

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

         In April 1997, the Company completed a New Drug Application ("NDA") for DepoCyt for the treatment of NM from solid tumors. In May 1998, the Company received a "non-approvable" letter from the FDA for this NDA. There can be no assurance that the data from the still ongoing arms of the pivotal Phase III trial for NM from lymphomas and leukemia will be positive and/or confirm earlier results or that other clinical trials of DepoCyt will generate positive results. There can be no assurance that these results and data will meet the requirements for regulatory approvals necessary to commercialize DepoCyt in the United States, the European Union ("EU"), or otherwise. Failure to meet such requirements could result in the termination of the Company's collaborative agreements with Chiron and/or P&U. Any of these occurrences could have a material adverse effect on the Company and its ability to fund the further development and commercialization of DepoCyt and its other products.

         The clinical testing and FDA review process for new drugs or biologics requires substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA may refuse to approve a product for commercial sale or shipment if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Also, the regulatory process can be modified by Congress or the FDA at any time in a manner that could materially affect the Company.

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

         Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Under current law, orphan drug designation confers United States marketing exclusivity upon the first company to receive FDA approval to market such designated drug for the designated indication for a period of seven years following approval of the NDA, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. In June 1993, the Company obtained an orphan drug designation for DepoCyt from the FDA to treat NM. There can be no assurance that the Company will receive the first FDA approval to market DepoCyt to treat NM, and thus, receive market exclusivity for DepoCyt to treat NM from leukemia, lymphoma or solid tumor metastases. There can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation and marketing approval will remain in effect in the future.

         For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs and biologics in such foreign jurisdictions. In January 1998, the Company's marketing partner outside the U.S., P&U, submitted a Marketing

Authorization Application for DepoCyt to the European Medicines Evaluation Agency. P&U is responsible for regulatory filing for DepoCyt outside the U.S. under the terms of the collaboration agreements. The requirements relating to the conduct of clinical trials, manufacturing, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any of its partners will meet and sustain any such requirements.

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

         The company has financed its capital expenditures through capital leases and bank credit lines. At June 30, 1998, the Company had capital lease obligations and a bank note payable associated with capital expenditures totaling $12.4 million of which principal payments of $4.7 million are payable over the next twelve months. All borrowings are secured by the capital equipment financed. The terms of the Company's bank loan and equipment lease agreements require the Company to maintain certain cash balances. At June 30, 1998, the Company was not in compliance with these covenants. The agreements require the Company to post cash collateral if the covenants are violated. The Company is in discussion with its lenders regarding the amount of such cash collateral. The Company leases its headquarters housing most of its administrative, research and clinical and manufacturing activities. The minimum rental commitment for this facility ranges from approximately $2.5 million to $4.3 million per year, over 18 years, based upon pre-established annual rent increases.


         The Company's additional future capital requirements will depend on many factors, including continued scientific progress in its products and process development programs, progress with preclinical testing and clinical trials, additional regulatory requirements associated with approvals for any of the Company's products, the time and costs involved in obtaining regulatory approvals, the costs involved in filing patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements and the cost of establishing effective sales and marketing arrangements. To date, the Company has not received any revenues from product sales. The Company anticipates that its existing available cash, cash equivalents and short-term investments, committed future contract revenue and interest income will be adequate to satisfy its capital requirements and fund operating losses into the first quarter of 1999. Any amounts required as cash collateral for a bank loan or equipment leases would reduce the amount of cash available to fund operations.

         Uncertainty of Additional Funding. The Company anticipates that it will be required to raise additional capital in the near-term in order to continue to conduct its operations. Such capital may be raised through public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional funding will be available on favorable terms if at all. If adequate funds are not available, the Company will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential products or potential markets that the Company would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on the Company.

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

         Limited Manufacturing Experience, Risk of Scale-Up. The Company has no experience manufacturing products for commercial purposes. The Company's manufacturing operations will need to meet ongoing commercial requirements for all markets in which products have been approved. The Company has been notified by the FDA's District Office that they are recommending approval for commercial manufacturing of DepoCyt; this does not imply FDA product approval of DepoCyt. The manufacturing operations for DepoCyt may require passing pre-approval inspections by regulatory agencies for countries in which there are regulatory filings to market DepoCyt. For all other products, the Company will need to significantly scale-up its current manufacturing operations and comply with cGMPs and other regulations prescribed by various regulatory agencies in the United States and other countries to achieve the prescribed quality and required levels of production of such products and to obtain marketing approval. Failure by the Company to successfully scale-up its manufacturing operations or to comply with cGMPs and other regulations would have a material adverse impact on the Company, including the loss of manufacturing rights under the Chiron Agreement and the P&U Agreement.

         History of Operating Losses; Uncertainty of Future Profitability. The Company has incurred an accumulated deficit of $74.8 million through June 30, 1998. The Company expects to continue to incur substantial losses over at least the next two years as the Company's research and development efforts, clinical testing activities and manufacturing scale-up and sales and marketing arrangement efforts expand. All of the Company's revenues to date have consisted of contract revenues, milestone payments and interest income. No revenues have been generated from product sales. There can be no assurance that the Company can generate sufficient product or contract revenue to become profitable or sustain profitability.

         Legal Proceedings. In April 1998, a class action suit was filed against the Company and two of its former officers in the United States District Court for the Southern District of California. The lawsuit alleges violations of the federal securities laws and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased DepoTech common stock during the period April 1, 1996 through December 18, 1997. The Company believes that the lawsuit is without merit and intends to defend against it vigorously. The pending litigation against the Company and any future litigation against the company or its employees, regardless of the outcome, may result in substantial costs and expense to the Company and significant diversions of time and effort by the Company's personnel. Depending on the amount and timing, an unfavorable resolution of such litigation could have a material adverse effect on the Company.

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

         Patents and Proprietary Technology. DepoTech relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of July 1, 1998, the Company owned or had exclusive rights to 10 issued or allowed United States patents, 10 pending United States patent applications, 48 issued foreign patents and 50 pending foreign applications on file covering various aspects of its drug delivery technology. The Company intends to file additional patent applications in the future. There can be no assurance that the Company will be issued any additional patents or that, if any patents are issued, they will provide the Company with significant protection or will not be challenged. Even if such patents are enforceable, the Company anticipates that any attempt to enforce its patents would be time consuming and costly. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

         Dependence on Key Personnel. The success of the Company is highly dependent, in part, on its ability to retain highly qualified personnel, including senior management and scientific personnel. Competition for such personnel is intense and the inability to retain additional key employees or the loss of one or more current key employees could adversely affect the Company. There can be no assurance that the Company will be successful in retaining required personnel in the future. Since February 1998, the Company has reduced its workforce from 153 to 75 employees in order to minimize expenditures. There can be no assurance that the Company will not be required to reduce its workforce in the future. Any such further reductions could have a material adverse effect on the Company.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None

PART II - OTHER INFORMATION

Item 1            Legal Proceedings.

                  None

Item 2            Change in Securities.

                  In February 1998, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to various entities managed by Sanderling Ventures, exercisable at $4.375 per share. Mr. Middleton, the Company's Chairman of the Board, Chief Executive Officer and a member of the Executive Committee is a general partner of Sanderling Ventures. The warrant was issued in return for services rendered to the Company by Mr. Middleton and in lieu of receiving a cash salary from the Company. The warrant has a three-year term and is not exercisable for 90 days following the date of issuance. The issuance of the warrant is exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2).

                  In March 1998, the Company issued 25,000 shares of its common stock in consideration of Dr. Howell's past services to the Company, valued at $5.938 per share. Dr. Howell serves as Medical Director, a member of the Executive Committee and a Director of the Company. The issuance of the shares is exempt from registration under the 1933 Act under Section 4(2).

Item 3            Defaults Upon Senior Securities.

                  At June 30, 1998, the Company had capital lease obligations and a bank note payable associated with capital expenditures totaling $12.4 million of which principal payments of $4.7 million are payable over the next twelve months. All borrowings are secured by the capital equipment financed. The terms of the Company's bank loan and equipment lease agreements require the Company to maintain certain cash balances. At June 30, 1998, the Company was not in compliance with these covenants. The agreements require the Company to post cash collateral if the covenants are violated. The Company is in discussion with its lenders regarding the amount of such cash collateral.

Item 4            Submission of Matters to a Vote of Security Holders.

                  The Company's 1998 Annual Meeting of Shareholders ("Annual Meeting") was held May 13, 1998. The matters voted on at the Annual Meeting were:

                  1. To elect a Board of Directors.
                  2. To approve amendments to the Company's 1995 Stock
                     Option/Stock Issuance Plan.
                  3. To approve amendments to the Company's 1995 Employee Stock
                     Purchase Plan.
                  4. To ratify the appointment of Ernst & Young LLP as the
                     Company's independent public auditors for the fiscal year ending December 31, 1998.

                  The results of the shareholders' vote on each matter set forth below:

                  1. Elect a Board of Directors


                  Nominees                         For          Withheld
                  --------                      ---------       --------
                  Roger C. Davisson             9,482,919       347,838
                  George W. Dunbar Jr.          9,482,919       347,838
                  Stephen B. Howell, M.D.       9,482,919       347,838
                  John P. Longenecker, Ph.D.    9,481,819       348,938
                  Fred A. Middleton             9,481,719       349,038
                  Peter Preuss                  9,482,919       347,838
                  Pieter J. Strijkert, Ph.D.    9,482,319       348,438


                  2. Approve amendments to 1995 Stock Option/Issuance Plan

                                                  Votes
                                                ---------
                  For                           7,689,238
                  Against                       2,072,804
                  Abstain                          10,425
                  Broker Non-Votes                 58,290


                  3. Approve amendments to 1995 Employee Stock Purchase Plan


                                                  Votes
                                                ---------
                  For                           9,094,147
                  Against                         668,873
                  Abstain                           9,447
                  Broker Non-Votes                 58,290

                  4. Ratify the appointment of Ernst & Young LLP as independent public auditors

                                                  Votes
                                                ---------
                  For                           9,816,321
                  Against                           8,711
                  Abstain                           5,725

Item 5            Other Information.

                  None

Item 6            Exhibits and Reports on Form 8-K.

(a)   Exhibits

         Exhibit
         Number

          3.1          Fourth Restated Articles of Incorporation of the Company
                       (filed as Exhibit 3.2) (1).

          3.2          Amended and Restated Bylaws of the Company (filed as
                       Exhibit 3.4) (1).

         10.1 Retention Incentive Agreement between Williams Ettouati and the Company dated June 10, 1998.

         27.1          Financial Data Schedule.

     (1) Incorporated by reference to the above noted exhibit to the Company's Registration statement on Form S-1 (No. 33-95890), as amended.

(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                              DEPOTECH CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DEPOTECH CORPORATION


                                                /s/  Fred A. Middleton
                                                -------------------------------
Date:  August 14, 1998                          Fred A. Middleton
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)



                                                /s/  Dana S. McGowan
                                                -------------------------------
Date:  August 14, 1998                          Dana S. McGowan
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)