Form 10-Q
period 1998-09-30
DEPOTECH CORP
filed 1998-11-16
CIK 931686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[x] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

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

      Common Stock: No par value, 17,464,324 shares as of October 31, 1998

                              DEPOTECH CORPORATION

                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----

PART I         FINANCIAL INFORMATION

               Item 1 Financial Statements

                      Condensed Balance Sheets as of
                      September 30, 1998 (Unaudited) and December 31, 1997......      1

                      Condensed Statements of Operations
                      for the Three and Nine Months ended
                      September 30, 1998 and 1997 (Unaudited)...................      2

                      Condensed Statements of Cash Flows
                      for the Nine Months ended
                      September 30, 1998 and 1997 (Unaudited)...................      3

                      Notes to Condensed Financial Statements...................      4

               Item 2 Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..........      8

               Item 3 Quantitative and Qualitative Disclosures About Market
                      Risk......................................................     25

PART II        OTHER INFORMATION

               Item 1 Legal Proceedings.........................................     26

               Item 2 Changes in Securities and Use of Proceeds.................     26

               Item 3 Defaults Upon Senior Securities...........................     26

               Item 4 Submission of Matters to a Vote of Security Holders.......     26

               Item 5 Other Information.........................................     26

               Item 6 Exhibits and Reports on Form 8-K..........................     26

               Signatures.......................................................     28

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              DEPOTECH CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                    1998                     1997
                                                                                -------------           -------------
ASSETS                                                                           (Unaudited)               (Note)
Current assets:
     Cash and cash equivalents                                                  $     494,273           $   6,194,153
     Short-term investments                                                         9,472,549              21,166,402
     Accounts receivable from  collaborations                                         378,604               1,361,837
     Other current assets                                                           1,090,337               1,141,210
                                                                                -------------           -------------
Total current assets                                                               11,435,763              29,863,602
Property and equipment, net                                                        12,724,037              26,948,328
Deposits and other assets                                                           1,007,249                 857,756
                                                                                =============           =============
Total assets                                                                    $  25,167,049           $  57,669,686
                                                                                =============           =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                             $   1,843,943           $   3,250,460
     Current portion of obligations under capital leases                            2,594,315               2,037,416
     Current portion of note payable                                                8,345,820               2,509,467
                                                                                -------------           -------------
Total current liabilities                                                          12,784,078               7,797,343

Obligations under capital leases, less current portion                                 18,911               2,089,931
Note payable, less current portion                                                                          6,901,982
Deferred rent                                                                       2,951,937               2,313,133
Other long-term liabilities                                                           174,626                 494,506
Shareholders' equity:
     Common stock, no par value; 30,000,000 shares authorized,
        14,607,181 and 14,237,216 shares issued and outstanding at
        September 30, 1998 (unaudited) and December 31, 1997, respectively        102,569,317             101,970,346
     Deferred compensation  related to stock options and warrants, net               (316,702)               (109,472)
     Unrealized gain on  short-term investments                                        28,034                  15,784
     Accumulated deficit                                                          (93,043,152)            (63,803,867)
                                                                                -------------           -------------
Total shareholders' equity                                                          9,237,497              38,072,791
                                                                                -------------           -------------
Total liabilities and shareholders' equity                                      $  25,167,049           $  57,669,686
                                                                                =============           =============


See accompanying notes to condensed financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS



                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                    1998                 1997              1998                1997
                                                --------------------------------        --------------------------------
                                                          (UNAUDITED)                            (UNAUDITED)
Revenues:
      Contract revenue                          $    527,396        $  1,045,539        $  2,592,598        $  2,977,498
      Licensing/milestone payments                        --           2,000,000                  --           3,000,000
                                                ------------        ------------        ------------        ------------

            Total revenues                           527,396           3,045,539           2,592,598           5,977,498

Costs and expenses:
      Research and development                     4,386,276           3,947,542          15,074,502          14,028,748
      General and administrative                   1,432,545           2,712,347           3,743,728           4,667,951
      Repurchase of marketing rights                      --                  --                  --           2,000,000
      Impairment of assets                        12,858,636                  --          12,858,636                  --
                                                ------------        ------------        ------------        ------------

            Total costs and expenses              18,677,457           6,659,889          31,676,866          20,696,699
                                                ------------        ------------        ------------        ------------

Loss from operations                             (18,150,061)         (3,614,350)        (29,084,268)        (14,719,201)

Interest income                                      197,473             383,919             791,438           1,228,430
Interest expense                                    (318,348)           (356,269)           (946,455)           (822,534)
                                                ------------        ------------        ------------        ------------

Net loss                                        $(18,270,936)       $ (3,586,700)       $(29,239,285)       $(14,313,305)
                                                ============        ============        ============        ============


Basic and diluted net loss per share            $      (1.25)       $      (0.27)       $      (2.02)       $      (1.09)
                                                ============        ============        ============        ============

Shares used in computing
     basic and diluted net loss per share         14,595,853          13,382,717          14,498,777          13,178,318
                                                ============        ============        ============        ============


See accompanying notes to condensed financial statements.

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                              DEPOTECH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             1998                1997
                                                                         ------------        ------------
                                                                                   (Unaudited)
OPERATING ACTIVITIES
Net cash used by operating activities                                    $(13,809,706)       $(12,757,725)
INVESTING ACTIVITIES
Purchases of short-term investments                                       (15,982,561)        (29,845,642)
Proceeds from sale of short-term investments                               27,688,664          20,102,446
Purchases of property and equipment                                        (1,404,711)         (9,403,598)
Proceeds from sale of equipment                                               248,000                  --
Restricted cash                                                                50,823             (37,119)
                                                                         ------------        ------------
Net cash provided (used) by investing activities                           10,600,215         (19,183,913)
FINANCING ACTIVITIES
Repayments on capital lease obligations                                    (1,632,291)         (1,517,967)
Repayments on note payable                                                 (2,170,530)           (413,118)
Proceeds from note payable                                                  1,104,901           6,628,702
Proceeds from issuance of common stock, net                                   207,531          34,007,991
                                                                         ------------        ------------
Net cash (used) provided by financing activities                           (2,490,389)         38,705,608
                                                                         ------------        ------------

Net increase (decrease) in cash and cash equivalents                       (5,699,880)          6,763,970
Cash and cash equivalents at beginning of period                            6,194,153           1,966,626
                                                                         ------------        ------------
Cash and cash equivalents at end of period                                    494,273           8,730,596
Short-term investments at end of period                                     9,472,549          26,022,818
                                                                         ------------        ------------
Cash, cash equivalents and short-term investments at end of period       $  9,966,822        $ 34,753,414
                                                                         ============        ============

SUPPLEMENTAL INFORMATION
Property and equipment acquired through capital lease                    $    118,167        $         --
                                                                         ============        ============
Interest paid                                                            $    915,408        $    822,534
                                                                         ============        ============



See accompanying notes to condensed financial statements.

                              DEPOTECH CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.      Basis of Presentation and Significant Accounting Policies

        The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed financial statements should be read in conjunction with DepoTech's December 31, 1997 audited financial statements. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

2.      Net Loss Per Share

        Effective December 31, 1997, DepoTech adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which replaced the calculation of primary and fully diluted net loss per share with basic and diluted net loss per share. Basic and diluted net loss per share is calculated using the weighted-average number of common shares outstanding.

3.      New Accounting Standards

        Effective January 1, 1998, DepoTech adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Comprehensive loss is not materially different from the net loss disclosed on the statements of operations and DepoTech operates in one business segment.

4.       Chiron Collaboration

        In March 1994, DepoTech entered into a collaboration agreement with Chiron Corporation ("Chiron") to develop and commercialize sustained-release formulations of

DepoCyt(TM) and certain Chiron proprietary products using DepoTech's drug delivery technology. Under the agreement, Chiron purchased 400,000 shares of DepoTech's Series C preferred stock for $6.25 per share, or an aggregate consideration of $2.5 million, and a warrant to purchase 365,000 shares of Series C preferred stock at an exercise price of $6.25 per share for $1.0 million. The warrant was terminated and converted into a marketing rights fee to DepoTech upon the achievement of a development milestone in January 1995.

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

        Under the agreement, cumulative reimbursable clinical and manufacturing scale-up costs for DepoCyt incurred by DepoTech totaled $11.5 million through September 30, 1998 and $10.2 million through September 30, 1997.

        The agreement also provides for the joint development of DepoFoam(TM) formulations of certain compounds proprietary to Chiron ("Chiron Products"). The agreement provides that Chiron will pay DepoTech for its feasibility efforts. Chiron must fund one feasibility program for a Chiron Product per year or lose its option to develop DepoFoam formulations of additional Chiron proprietary compounds. Through April 1997, DepoTech had completed feasibility studies on four Chiron proprietary compounds. No further feasibility studies on Chiron Products will be performed under the agreement.

        Both DepoTech and Chiron have the ability to terminate a portion or all of the collaboration at certain intervals and with advance notice.

5.      Pharmacia & Upjohn Agreement

        In July 1997, DepoTech entered into a Marketing and Distribution Agreement with Pharmacia & Upjohn S.p.A ("P&U"), an affiliate of Pharmacia & Upjohn Inc., for rights to market and sell DepoCyt in countries outside the United States. P&U will generally be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. Under the agreement, DepoTech will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U, if any. DepoTech received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments upon achievement of certain regulatory milestones. The agreement also provides for reimbursement by P&U of certain clinical trial expenses and regulatory fees incurred by DepoTech. Cumulative reimbursable costs incurred by DepoTech under the agreement totaled $1.7 million as of September 30, 1998. Future milestone payments, if any, totaling up to the obligation to Chiron of $11.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights.

        Both DepoTech and P&U have the ability to terminate the collaboration at certain intervals and with advance notice.

6.      Contingencies

        In April 1998, a class action suit was filed against DepoTech and two of its former officers in the United States District Court for the Southern District of California. The lawsuit alleges violations of the federal securities laws and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased DepoTech common stock during the period April 1, 1996 through December 18, 1997. DepoTech believes that the lawsuit is without merit and intends to defend it vigorously.

7.       Debt Covenants

        DepoTech has financed certain capital expenditures through capital leases and bank debt. All borrowings are secured by the capital equipment financed. The terms of DepoTech's bank loan and equipment lease agreements require DepoTech to maintain certain cash balances. At September 30, 1998, DepoTech was not in compliance with these covenants. The agreements require DepoTech to post cash collateral if the covenants are violated. In October 1998, DepoTech entered into an agreement in which its lenders agreed to not exercise their rights against DepoTech related to its past non-compliance until January 31, 1999 provided that DepoTech satisfies certain conditions. DepoTech believes it has satisfied such conditions and is discussing future financing terms with its lenders. In connection with this agreement, DepoTech pledged $4.7 million as cash collateral and prepaid a total of $1.3 million in principal and interest through January 1999 for its equipment leases and bank loan. In addition, long term capital lease obligations and a bank note payable totaling $6.3 million have been reclassified as current debt.

8.       Asset Impairment

        During the third quarter of 1998, DepoTech identified an impairment of certain capital assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"("FAS 121"), an impairment loss totaling approximately $12.9 million was recognized based on the amount by which the carrying amount of the assets exceeded the fair value of the assets. (The impairment of assets resulted from a change in the extent and manner in which the assets were used.) During 1998, DepoTech received a "non-approvable" letter from the FDA for its New Drug Application for DepoCyt for the treatment of neoplastic meningitis ("NM") from solid tumors. As a result of the receipt of the "non-approvable" letter and its limited existing financial resources, DepoTech has taken certain steps to modify its business strategy. During 1998, DepoTech has reduced its work force by approximately 63% to 64 employees through November 1, 1998. In addition, DepoTech delayed nonessential development and capital expenditure programs. Also, during the third quarter of 1998, DepoTech began implementing a plan to sell certain excess capital equipment and intends to sublease a portion of its headquarters in 1999.

9.      Subsequent Events

        In November 1998, DepoTech signed a definitive agreement with SkyePharma PLC, a United Kingdom-based drug delivery company, under which SkyePharma will acquire all of DepoTech's outstanding shares in a stock-for-stock exchange. SkyePharma proposes to issue DepoTech shareholders up to $3.50 per share, equivalent to approximately 5.4 million of its American Depository Shares (ADS's). DepoTech's shareholders will initially receive $1.75 per share, equivalent to 2.7 million SkyePharma ADS's. For every ten shares of DepoTech common stock, DepoTech's shareholders will receive approximately 1.86 SkyePharma ADS's. Further, DepoTech shareholders will receive up to an additional $1.75 per share, or approximately 2.7 million SkyePharma ADS's, if certain performance milestones are met. The share exchange rate is based on the average of the last sales price for SkyePharma ADS's reported on Nasdaq for the five days ended October 16, 1998, or $9.43, two days before the date the companies signed a letter of intent regarding the merger. If the contingent payments are made, the aggregate value of the acquisition will be approximately $51.1 million based on a price of $9.43 per SkyePharma ADS. The proposed acquisition is subject to certain regulatory approvals and the approval of DepoTech's shareholders.

        The terms of the contingent payment provide that DepoTech shareholders will receive approximately 1.5 million additional SkyePharma ADS's if DepoTech's lead product, DepoCyt, an anticancer drug, is launched in the U.S. no later than March 31, 2000. Further, DepoTech shareholders will receive approximately 1.2 million additional SkyePharma ADS's if a development agreement is signed with a corporate partner for either DepoMorphine(TM) or a macromolecule program.

        In addition, in October 1998, the two companies formed a strategic collaboration to develop drug delivery systems. In connection with this collaboration, SkyePharma purchased approximately 2.9 million shares of DepoTech's common stock for $5.0 million at a per share price of $1.75.

Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Overview

        This discussion may contain forward-looking statements that involve risks and uncertainties. DepoTech's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties." DepoTech undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

        The following should be read in conjunction with DepoTech's financial statements and the notes thereto included elsewhere in this Quarterly Report.

        Since its inception in October 1989, DepoTech has devoted substantially all of its resources to the development of its potential products. To date, DepoTech has not received any revenues from the sale of products. DepoTech has funded its development programs primarily from equity-derived working capital and through strategic alliances with other companies. DepoTech has been unprofitable since its inception and expects to incur additional operating losses over at least the next two years. As of September 30, 1998, DepoTech's accumulated deficit was approximately $93.0 million.

        DepoTech has financed certain capital expenditures through capital leases and bank debt. All borrowings are secured by the capital equipment financed. The terms of DepoTech's bank loan and equipment lease agreements require DepoTech to maintain certain cash balances. At September 30, 1998, DepoTech was not in compliance with these covenants. The agreements require DepoTech to post cash collateral if the covenants are violated. In October 1998, DepoTech entered into an agreement in which its lenders agreed to not exercise their rights against DepoTech related to its past non-compliance until January 31, 1999 provided that DepoTech satisfies certain conditions. DepoTech believes it has satisfied such conditions and is discussing future financing terms with its lenders. In connection with this agreement, DepoTech pledged $4.7 million as cash collateral and prepaid a total of $1.3 million in principal and interest through January 1999 for its equipment leases and bank loan. In addition, long term capital lease obligations and a bank note payable totaling $6.3 million have been reclassified as current debt.

        During the third quarter of 1998, DepoTech identified an impairment of certain capital assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), an impairment loss totaling approximately $12.9 million was recognized based on the amount by which the carrying amount of the assets exceeded the fair value of assets. (The impairment of assets resulted from a change in the extent and manner in which the assets were used.) During 1998, DepoTech received a "non-approvable" letter from the FDA for its New Drug Application for DepoCyt for the treatment of neoplastic meningitis ("NM") from solid tumors. As a result of the receipt of the "non-approvable" letter and its limited existing financial resources, DepoTech has taken certain steps to modify its business strategy. during 1998, DepoTech has reduced its workforce by approximately 63% to 64 employees through November, 1998. In addition, DepoTech delayed nonessential development and capital expenditure programs. Also, during the third quarter of 1998, DepoTech began implementing a plan to sell certain excess capital equipment and intends to sublease a portion of its headquarters in 1999.

        In November 1998, DepoTech signed a definitive agreement with SkyePharma PLC, a United Kingdom-based drug delivery company, under which SkyePharma will acquire all of DepoTech's outstanding shares in a stock-for-stock exchange. SkyePharma proposes to issue DepoTech shareholders up to $3.50 per share, equivalent to approximately 5.4 million of its American Depository Shares (ADS's). DepoTech's shareholders will initially receive $1.75 per share, equivalent to 2.7 million SkyePharma ADS's. For every ten shares of DepoTech common stock, DepoTech's shareholders will receive approximately 1.86 SkyePharma ADS's. Further, DepoTech shareholders will receive up to an additional $1.75 per share, or approximately 2.7 million SkyePharma ADS's if certain performance milestones are met. The share exchange rate is based on the average of the last sales price for SkyePharma ADS's reported on Nasdaq for the five days ended October 16, 1998, or $9.43, the date the companies signed a letter of intent regarding the merger. If the contingent payments are made, the aggregate value of the acquisition will be approximately $51.1 million based on a price of $9.43 per SkyePharma ADS. The proposed acquisition is subject to certain regulatory approvals and the approval of DepoTech's shareholders.

        The terms of the contingent payment provide that DepoTech shareholders will receive approximately 1.5 million additional SkyePharma ADS's if DepoTech's lead product, DepoCyt, an anticancer drug, is launched in the U.S. no later than March 31, 2000. Further, DepoTech shareholders will receive approximately 1.2 million additional SkyePharma ADS's if a development agreement is signed with a corporate partner for either DepoMorphine(TM) or a macromolecule program.

        In addition, in October 1998, the two companies formed a strategic collaboration to develop drug delivery systems. In connection with this collaboration, SkyePharma purchased approximately 2.9 million shares of DepoTech's common stock for $5.0 million at a per share price of $1.75.

Results of Operations

        DepoTech had total revenues of $0.5 million for the three months ended September 30, 1998 as compared to $3.0 million for the same period in 1997. Total revenues for the nine months ended September 30, 1998 were $2.6 million compared to $6.0 million for the same period in 1997. Total revenues for the three months ended September 30, 1998 were principally generated by DepoTech's collaborative agreement with Chiron Corporation

("Chiron") and feasibility studies conducted for various pharmaceutical companies, and total revenues for the nine months ended September 30, 1998 were principally generated by DepoTech's collaborative agreements with Chiron and Pharmacia & Upjohn S.p.A., an affiliate of Pharmacia & Upjohn, Inc. ("P&U"). Total revenues for the three months ended September 30, 1997 were principally generated by DepoTech's collaborative agreements with Chiron and P&U, and total revenues for the nine months ended September 30, 1997 were principally generated by DepoTech's collaborative agreement with Chiron. Total revenues were primarily derived from reimbursement of certain clinical trial expenses for DepoTech's lead product, DepoCyt, an anti-cancer drug, under the two collaborative agreements. In addition, Chiron fully reimbursed DepoTech for certain pre-clinical and feasibility studies performed on their behalf during 1997 and the first quarter of 1998.

        In July 1997, DepoTech entered into a Marketing and Distribution Agreement with P&U for rights to market and sell DepoCyt in countries outside the U.S. Included in total revenue for the three and nine months ended September 1997 is an upfront payment of $2.0 million from P&U paid to DepoTech upon the signing of the agreement with P&U. Additionally, included in total revenues for the nine months ended September 30, 1997 is a milestone payment from Chiron of $1.0 million earned by DepoTech upon the filing of an NDA for DepoCyt. Revenues may fluctuate from period to period depending on the level of clinical and process development activity for projects under collaborative agreements and the achievement of future milestones.

        Research and development expenses for the third quarter of 1998 were $4.4 million compared to $3.9 million for the same period in 1997. Research and development expenses for the nine months ended September 30, 1998 increased to $15.1 million from $14.0 million in 1997. Factors contributing to this increase include expanded efforts in clinical trials, manufacturing scale-up and preclinical development of potential DepoFoam(TM) products. A non-randomized Phase IV clinical trial of DepoCyt in solid tumor patients is continuing, as are randomized Phase III trials of DepoCyt in leukemia and lymphoma patients. DepoTech is also conducting a dose-finding study of DepoCyt in pediatric patients. In addition, Phase II clinical trials of DepoMorphine sustained-release encapsulated morphine sulfate to treat acute post-surgical pain are underway. Depreciation expense associated with manufacturing equipment for DepoMorphine also contributed to higher research and development expenses.

        General and administrative expenses for the third quarter ended September 30, 1998 were $1.4 million compared to $2.7 million for the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998 were $3.7 million compared to $4.7 million for the comparable period in the prior year. The reduction in general and administrative expenses was primarily attributable to a decrease in marketing expenses for DepoCyt incurred prior to the onset of product revenue. Under the collaborative agreement with Chiron, DepoTech is obligated to share equally in the funding of these expenses.

        During the third quarter of 1998, DepoTech identified an impairment of certain capital assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"("FAS 121"), an impairment loss totaling approximately $12.9 million was recognized based on the amount by which the carrying amount of the assets exceeded the fair value of the assets. (The impairment of assets resulted from a change in the extent and manner in which the assets were used.) During 1998, DepoTech received a "non-approvable" letter from the FDA for its New Drug Application for DepoCyt for the treatment of neoplastic meningitis ("NM") from solid tumors. As a result of the receipt of the "non-approvable" letter and its limited existing financial resources, DepoTech has taken certain steps to modify its business strategy. During 1998, DepoTech has reduced its work force by approximately 63% to 64 employees through November 1, 1998. In addition, DepoTech delayed nonessential development and capital expenditure programs. Also, during the third quarter of 1998, DepoTech began implementing a plan to sell certain excess capital equipment and intends to sublease a portion of its headquarters in 1999.

        Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron. Chiron retains exclusive marketing rights to DepoCyt in the U.S. Included in operating expenses for the nine months ended September 30, 1997 were expenses of $2.0 million associated with the repurchase of DepoCyt which was paid to Chiron in December 1997 under the terms of the agreement with Chiron.

        Interest income was $0.2 million and $0.8 million for the three and nine months ended September 30, 1998 compared to $0.4 million and $1.2 million for the same periods in 1997. The decrease in interest income was due to a decline in short-term investments. Interest expense decreased to $0.3 million in the third quarter of 1998 from $0.4 million for the comparable period in the prior year. Interest expense increased to $0.9 million for the nine months ended September 30, 1998 compared to $0.8 million for the comparable period in 1997. The decrease of $0.1 in interest expense for the three months ended September 30, 1998 as compared to the same period in 1997 was primarily due to the lower outstanding balance for obligations under capital leases. The increase in interest expense for the nine month period ended September 30, 1998 as compared to the same period in 1997 was primarily due to the higher balance outstanding for the bank note payable.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception through September 30, 1998, DepoTech has financed its operations primarily through public and private placements of equity securities, which provided aggregate net proceeds of approximately $101.9 million, and through capital equipment leases and bank credit lines. In October 1998, DepoTech and SkyePharma PLC, a United Kingdom-based drug delivery company, formed a strategic collaboration to develop drug delivery systems. In connection with this collaboration, SkyePharma purchased approximately 2.9 million shares of DepoTech's common stock for $5.0 million at a per share price of $1.75.

        In November 1998, DepoTech signed a definitive agreement with SkyePharma PLC, a United Kingdom-based drug delivery company, under which SkyePharma will acquire all of DepoTech's outstanding shares in a stock-for-stock exchange. SkyePharma proposes to issue DepoTech shareholders up to $3.50 per share, equivalent to approximately 5.4 million of its American Depository Shares (ADS's). DepoTech's shareholders will initially receive $1.75 per share, equivalent to 2.7 million SkyePharma

ADS's. For every ten shares of DepoTech common stock, DepoTech's shareholders will receive approximately 1.86 SkyePharma ADS's. Further, DepoTech shareholders will receive up to an additional $1.75 per share, or approximately 2.7 million SkyePharma ADS's if certain performance milestones are met. The share exchange rate is based on the average of the last sales price for SkyePharma ADS's reported on Nasdaq for the five days ended October 16, 1998, or $9.43, two days before the date the companies signed a letter of intent regarding the merger. If the contingent payments are made, the aggregate value of the acquisition will be approximately $51.1 million based on a price of $9.43 per SkyePharma ADS. The proposed acquisition is subject to certain regulatory approvals and the approval of DepoTech's shareholders.

        The terms of the contingent payment provide that DepoTech shareholders will receive approximately 1.5 million additional SkyePharma ADS's if DepoTech's lead product, DepoCyt, an anticancer drug, is launched in the U.S. no later than March 31, 2000. Further, DepoTech shareholders will receive approximately 1.2 million additional SkyePharma ADS's if a development agreement is signed with a corporate partner for either DepoMorphine or a macromolecule program.

        Chiron and DepoTech had been jointly developing DepoCyt in the U.S., Canada and Europe since March 1994. In June 1997, DepoTech reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million, of which $2.0 million was paid to Chiron in December 1997. Chiron retains exclusive marketing rights to DepoCyt in the U.S. If, prior to December 31, 1998, the FDA issues a letter or other notification to DepoTech indicating that DepoCyt is approvable or approved, the remaining balance of $11.7 million shall be payable no later than December 31, 1998. If no FDA notification is received prior to December 31, 1998, the remaining amount shall be payable no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, DepoTech shall be relieved of any obligation to pay the remaining $11.7 million.

        In July 1997, DepoTech entered into a Marketing and Distribution Agreement with P&U for rights to market and sell DepoCyt in countries outside the U.S. P&U will be responsible for submitting regulatory filings, labeling, packaging, distribution, marketing and sales of DepoCyt in this territory. DepoTech will manufacture DepoCyt and receive a share of the net sales of DepoCyt sold by P&U, if any. DepoTech received a cash payment of $2.0 million upon execution of the agreement and may receive additional payments upon achievement of certain regulatory milestones. The agreement also provides for P&U to reimburse DepoTech for certain clinical trial expenses and regulatory fees incurred by DepoTech. Future milestone payments, if any, totaling up to the obligation to Chiron of $11.7 million will be set aside in a restricted cash account for payment to Chiron for the repurchase of DepoCyt rights.

        As of September 30, 1998, DepoTech had cash, cash equivalents and short-term investments of $10.0 million as compared to $27.4 million at December 31, 1997. The decrease of $17.4 million in cash, cash equivalents and short-term investments was due primarily to net cash used to fund operations of $13.8 million and repayment of capital lease obligations and a note payable totaling $3.8 million. Working capital decreased to $(1.3) million as of September 30, 1998 compared to $22.1 million as of December 31, 1997. In October 1998, DepoTech and SkyePharma formed a strategic collaboration to develop drug delivery systems. In connection with this collaboration, SkyePharma purchased approximately 2.9 million shares of DepoTech's common stock for $5.0 million at a per share price of $1.75.

        DepoTech has financed certain capital expenditures through capital leases and bank debt. All borrowings are secured by the capital equipment financed. The terms of DepoTech's bank loan and equipment lease agreements require DepoTech to maintain certain cash balances. At September 30, 1998, DepoTech was not in compliance with these covenants. The agreements require DepoTech to post cash collateral if the covenants are violated. In October 1998, DepoTech entered into an agreement in which its lenders agreed to not exercise their rights against DepoTech related to its past non-compliance until January 31, 1999 provided that DepoTech satisfies certain conditions. DepoTech believes it has satisfied such conditions and is discussing future financing terms with its lenders. In connection with this agreement, DepoTech pledged $4.7 million as cash collateral and prepaid a total of $1.3 million in principal and interest through January 1999 for its equipment leases and bank loan. In addition, long term capital lease obligations and a bank note payable totaling $6.3 million have been reclassified as current debt.

        DepoTech leases a building housing most of its administrative, research and clinical and manufacturing activities. The minimum rental commitment for this building ranges from approximately $2.5 million to $4.3 per year, over 17 years based upon pre-established annual rent increases. DepoTech intends to sublease a portion of this building in 1999.

        In April 1998, a class action suit was filed against DepoTech and two of its former officers in the United States District Court for the Southern District of California. The lawsuit alleges violations of the federal securities laws and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased DepoTech common stock during the period April 1, 1996 through December 18, 1997. DepoTech believes that the lawsuit is without merit and intends to defend it vigorously.

        DepoTech's operations to date have consumed substantial amounts of cash, which is expected to continue over the foreseeable future. The amount of net losses and the time required for DepoTech to achieve profitability are highly uncertain. There can be no assurance that DepoTech will be able to achieve profitability at all or on a sustained basis. The development and commercialization of DepoTech's potential products will require substantial funds to conduct research and development and preclinical and clinical testing of products and to manufacture and commercialize any products that are approved for commercial sale. DepoTech's future capital requirements will depend on many factors, including, without limitation, additional regulatory requirements associated with approvals for any of DepoTech's products, the time and costs involved in obtaining regulatory approvals, continued scientific progress in its product and process development programs and changes in existing collaborative programs. DepoTech anticipates that it will be required to raise additional capital in the near-term in order to continue its operations. Such capital may be raised through public or private financings, as well as collaborative arrangements, borrowings and other available sources. There can be no assurance that additional funding, if necessary, will be available on favorable terms if at all. If adequate funds are not available, DepoTech will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require DepoTech to relinquish rights to certain of its technologies, potential products or potential markets that DepoTech would not otherwise relinquish. DepoTech may also be required to cease operations. The failure to receive additional funding would have a material adverse effect on DepoTech.

YEAR 2000 COMPLIANCE

        For the purposes of this section, the terms "we," "our" and "us" refer to DepoTech.

        DESCRIPTION OF THE ISSUE. The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, or a temporary inability to process transactions or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to us from our internal computer systems as well as from computer systems of others with whom we deal. Failures of our and/or others' business systems could adversely impact our ability to conduct our business.

        INTERNAL REVIEW OF YEAR 2000 IMPACT. During 1997, we began a review of our internal business systems, including embedded technology in manufacturing or other equipment, as well as the business systems of our suppliers, with the goal of achieving Y2K readiness by late 1999 and minimizing the effect that Y2K issues will have on our operations. In February 1998, a report to the Audit Committee of DepoTech's Board of Directors was prepared concerning the status of our current and proposed Y2K activities. In addition, we currently are reviewing all of our internal business systems to ensure that such systems either will be Y2K ready, or will be modified or replaced by Y2K ready systems by no later than the end of 1998. We plan to simulate and test, in a Y2K environment, our business systems to verify our Y2K readiness by no later than mid-1999. The expected completion dates are based on management's best estimates and we cannot be certain that we will achieve these completion dates.

        VENDORS. We are compiling a list of our key services vendors and products vendors to ensure Y2K readiness of as many vendors as possible. We have initiated communication with our key vendors to determine to what extent we may be vulnerable due to their failure to be Y2K ready. This communication, including site visits by our personnel, will be ongoing throughout calendar 1999. We cannot be certain that the systems of other companies on which we rely will be Y2K ready on a timely basis and will not have an adverse effect on our operations. In the instances where we are unable to determine that our vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, we will consider contingency plans, including moving to currently identified alternate sources, or developing new alternate sources, to the extent possible.

        COSTS. We do not expect the cost of Y2K assessment, including both incremental spending and redeployed resources, will be material. The cost projections are based on management's best estimates we cannot be certain that we will achieve these estimates. Actual results could differ materially from those anticipated.

RISK FACTORS RELATING TO DEPOTECH

        The following are among the factors that should be considered in evaluating DepoTech. For the purposes of this section, the terms "we," "our" and "us" refer to DepoTech.

        EARLY STAGE COMPANY. Our products are at an early stage of development. To date, we have subjected only three of our DepoFoam formulations, DepoCyt, DepoMorphine and DepoAmikacin(TM), to human clinical testing. Our potential products will require extensive research, formulation, development, preclinical and clinical testing, and may involve a lengthy regulatory approval process prior to commercialization. We cannot be certain that our products or potential products will prove safe and effective in clinical trials, meet applicable regulatory standards, or be capable of being made at acceptable cost or successfully commercialized. In addition, preclinical or clinical testing may not accurately predict safety or efficacy in broader human use. Unexpected delays in the regulatory approval process may also arise. Even if all of our product candidates prove to be safe and effective and the FDA and other regulatory authorities approve them for marketing, health care providers, payors and patients still may not accept our products. If we cannot achieve technical feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval or, together with our partners, successfully market products, our business will be adversely affected.

        GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL. Our research and development activities are, and our future business will be, subject to significant regulation by governmental authorities in the United States, primarily by the FDA. Our pharmaceutical products are generally for use in humans. The Federal Food, Drug, and Cosmetic Act principally governs the development and commercialization of these products. In addition, FDA regulations in the United States and comparable laws and regulations in foreign countries govern such products. We also are subject to regulation under California's food and drug statutes and regulations.

        In April 1997, we completed an NDA for DepoCyt for the treatment of NM from solid tumors. In May 1998, the FDA informed us that the NDA did not contain adequate information to support approval for the treatment of NM from solid tumors. In August 1998, the FDA issued a letter to us inviting us to submit an NDA for DepoCyt for the treatment of NM from lymphomas. We filed this new NDA in October 1998. The FDA notified us that it is currently scheduling the NDA for the lymphoma indication for review by the Oncologic Drugs Advisory Committee ("ODAC") in November 1998. Any final decision regarding our NDA will be made by the FDA following a recommendation of ODAC. We cannot be certain that the data from the still ongoing arms of the pivotal Phase III trial for NM for lymphomas and leukemia will be positive and/or confirm earlier results. We also cannot be certain that other clinical trials of DepoCyt will generate positive results. In addition, these results and data may not meet the requirements for regulatory approvals necessary to commercialize DepoCyt in the United States, the European Union, or other territories where we or our corporate partners wish to market DepoCyt. If we fail to meet regulatory requirements, Chiron and P&U could terminate our collaborative agreements. Any of these occurrences could adversely affect our business.

        The clinical testing and FDA review process for new drugs or biologics requires substantial time, effort and expense. We cannot be certain that the FDA will grant any approvals for our products on a timely basis, if at all. The FDA may refuse to approve a product for commercial sale or shipment if we do not satisfy applicable statutory and/or regulatory criteria or may require additional testing or information. If we are required to perform additional testing or provide additional information, our business may be adversely affected. Also, Congress or the FDA may modify the regulatory process in a manner that could adversely affect our business.

        In 1988, the FDA issued regulations intended to speed up the development, evaluation and marketing of new drugs to treat life-threatening and severely debilitating illnesses for which no satisfactory alternatives exist. These regulations provide for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. Currently, DepoCyt is being developed under this accelerated program. We cannot be certain, however, that any future products we may develop will be eligible for evaluation by the FDA under the 1988 regulations. In addition, we cannot be certain that the FDA will approve DepoCyt or any future products (if eligible) for marketing sooner than we would traditionally expect or at all. The FDA may restrict the regulatory approval granted under these regulations as necessary to ensure the safe use of the drug. In addition, the FDA regulations require post-marketing clinical studies, sometimes called Phase IV studies, for products approved under these regulations.

        Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition." This generally is defined to mean a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Under current law, orphan drug designation confers United States marketing exclusivity to the first company to receive FDA approval to market the designated drug for the designated indication. The marketing exclusivity is for a period of seven years following approval of the NDA, subject to certain limitations. Orphan drug designation does not shorten the duration of the regulatory approval process or convey any other regulatory advantage.

        In June 1993, we obtained an orphan drug designation for DepoCyt from the FDA to treat NM. We cannot be certain that we will receive the first FDA approval to market DepoCyt to treat NM, and thus, receive market exclusivity for DepoCyt to treat NM. In addition, we cannot be certain that the marketing exclusivity that is currently afforded by orphan drug designation and marketing approval will remain in effect in the future.

        For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs and biologics. Our marketing partner outside the U.S., P&U, is responsible for regulatory filings for DepoCyt outside the U.S. under the terms of our collaboration agreement. In January 1998, P&U submitted a Marketing Authorization Application for Savedar(TM) (known as DepoCyt in the U.S.) to the European Medicines Evaluation Agency. This filing was based on safety and efficacy data from the Phase III clinical trial of NM for solid tumors submitted to the U.S. FDA in April 1997. P&U subsequently withdrew its application in October 1998, based on an assessment that the FDA would require additional clinical data to supplement the filing. The requirements relating to the conduct of clinical trials, manufacturing, product licensing, pricing and reimbursement vary widely from country to country. We cannot be certain that our operations or our partners' operations will meet any such requirements.

        LIMITED MANUFACTURING EXPERIENCE, RISK OF SCALE-UP. We have no experience manufacturing products for commercial purposes. Our manufacturing operations will need to meet ongoing commercial requirements for all markets in which our products have been approved. The FDA's District Office has notified us that they are recommending approval for commercial manufacturing of DepoCyt. This does not imply FDA product approval of DepoCyt. In addition, our manufacturing operations for DepoCyt will need to pass pre-approval inspections by regulatory agencies for countries in which there are regulatory filings to market DepoCyt. For all other products, we will need to significantly scale-up our current manufacturing operations and comply with cGMPs and other regulations in the United States and foreign countries relating to achieving the prescribed quality and required levels of production of such products and obtaining marketing approval. If we fail to successfully scale-up our manufacturing operations or to comply with cGMPs and other regulations, our business will be adversely affected. In particular, we could lose our manufacturing rights under our collaboration agreements with Chiron and P&U.

        FUTURE CAPITAL NEEDS. We will require substantial funds to conduct research and development and preclinical and clinical testing of our product candidates and to manufacture and commercialize any of our products that are approved for commercial sale. In our collaboration agreement with Chiron, we agreed to fund 50% of the sales and marketing expenses incurred for DepoCyt in the United States. In addition, in June 1997, we reacquired rights to DepoCyt in Canada and Europe from Chiron for aggregate cash payments of up to $13.7 million. In December 1997, $2.0 million of this amount was paid to Chiron. If the FDA notifies us before December 31, 1998 that DepoCyt is approvable or approved, we must pay the remaining balance of $11.7 million to Chiron no later than December 31, 1998. If no FDA notification is received before December 31, 1998, we must pay the remaining amount no later than six months from the earlier of U.S. or European Union regulatory notification that the application to market or sell DepoCyt is approvable or approved. If all applications for regulatory approval to sell DepoCyt in the U.S. and European Union are permanently withdrawn, we will not have any obligation to pay the remaining $11.7 million.

        At September 30, 1998, DepoTech had capital lease obligations and a bank note payable associated with capital expenditures totaling $11.0 million which is payable over the next twelve months. All borrowings are secured by the capital equipment financed. The terms of our bank loan and equipment lease agreements require us to maintain certain cash balances. At September 30, 1998, we were not in compliance with these covenants. The agreements require us to post cash collateral if the covenants are violated. In October 1998, we entered into an agreement in which our lenders agreed to not exercise their rights against us related to our past non-compliance until January 31, 1999 provided that we satisfy certain conditions. We believe that we have satisfied such conditions and are discussing future financing terms with our lenders. In connection with this agreement, we pledged $4.7 million as cash collateral and prepaid a total of $1.3 million in principal and interest through January 1999 for our equipment leases and bank loan. Any additional amounts required as cash collateral would reduce the amount of cash available to fund operations.

        We lease a building housing most of our administrative, research and clinical and manufacturing activities. The minimum rental commitment for this building ranges from approximately $2.5 million to $4.3 per year, over 17 years based upon pre-established annual rent increases. We intend to sublease a portion of this building in 1999.

        Our additional future capital requirements will depend on many factors, including:

        o continued scientific progress in our product and process development programs,

        o       the time and costs involved in obtaining regulatory approvals,

        o       the costs involved in filing patents,

        o       competing technological and market developments,

        o       changes in existing collaborative relationships,

        o       our ability to establish development arrangements, and

        o the cost of establishing effective sales and marketing arrangements.

        To date, we have not received any revenues from product sales. We anticipate that our existing available cash, cash equivalents and short-term investments, committed future contract revenue, projected funding from equipment and other financing and interest income will be adequate to satisfy our capital requirements and fund operations into the first quarter of 1999.

        UNCERTAINTY OF ADDITIONAL FUNDING. If the proposed merger with SkyePharma is not approved, we anticipate that we will need to raise additional capital in the near-term in order to continue our operations. We may raise capital through public or private financings, as well as collaborative arrangements, borrowings and other available sources. We believe that additional funding will be extremely difficult to obtain. If available at all, it likely will not be available on favorable terms. If adequate funds are not available, we will be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others. Doing so may require us to relinquish rights to certain of our technologies, potential products or potential markets that we would not otherwise relinquish. The failure to receive additional funding would adversely affect our business.

        HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. We have incurred an accumulated deficit of $93.0 million through September 30, 1998. We expect to continue to incur substantial losses over at least the next two years as our research and development efforts, clinical testing activities and manufacturing scale-up and sales and marketing arrangement efforts continue. All of our revenues to date have consisted of contract revenues, milestone payments and interest income. No revenues have been generated from product sales. We cannot be certain that we will be able to generate sufficient product or contract revenue to become profitable or sustain profitability.

        DEPENDENCE UPON PARTNERS FOR DEVELOPMENT AND COMMERCIALIZATION. We do not currently possess all the resources necessary to develop, complete the FDA approval process for and commercialize any of our potential products. We intend to enter into collaborative arrangements with other companies to fund research, development and clinical trials, to assist in obtaining regulatory approvals in the United States and internationally and to commercialize our products. Our ability to apply our drug delivery technology to a broad range of pharmaceuticals will depend upon our ability to establish and maintain collaborative arrangements because the rights to many of the drugs most suited to our drug delivery technology are currently owned by third parties. While we have entered into preliminary arrangements to test feasibility of our delivery technology with certain compounds and have entered into collaborations with Chiron and P&U, we cannot be certain that we will be able to enter into additional collaborations to develop commercial applications of our drug delivery technology. In addition, we cannot be certain that we will be able to enter into or maintain existing or future collaborations or that such collaborations will be successful. If we fail to enter into a collaboration with the owner of rights to a particular formulation or drug we will not be able to develop our drug delivery technology with respect to such formulation or drug. Our failure to enter into or maintain existing or future collaborations could adversely affect our business.

        Our partners may pursue parallel development of other drug delivery technologies that may compete with our drug delivery technology. In addition, agreements negotiated with our partners may allow these partners to terminate the collaboration at any time without significant penalty. Both we and Chiron under our agreement with Chiron and P&U under our agreement with P&U may terminate a portion or all of the collaboration at certain intervals and with advance notice. Termination of a portion or all of these agreements with Chiron and P&U would adversely affect our business.

        To date we have retained the rights to formulate and manufacture our products and intend in the future generally to formulate and manufacture pharmaceuticals for partners. Certain partners, however, may choose to formulate or manufacture their own formulations, thereby limiting one or more potential sources of revenue for us. In addition, we believe that the agreements with our partners may prevent us from entering into arrangements with companies whose products compete with products our partners sell. We also will have limited or no control over the resources that any partner may devote to our products, over partners' development efforts, including the design and conduct of clinical trials, or over the pricing of products. We cannot be certain that any of our present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of our potential products. Any of these events or failure by a partner to devote sufficient resources to the development and commercialization of our products would adversely affect our business.

        RELIANCE ON TECHNOLOGY RIGHTS FROM RESEARCH DEVELOPMENT FOUNDATION. In February 1994, we entered into an Assignment Agreement with the Research Development Foundation ("RDF"). Under the agreement, RDF assigned to us exclusive rights to technology. We agreed to pay RDF an earned royalty on gross revenues from the sale by us or our collaborators of products incorporating this technology. Our products, including DepoCyt, may incorporate this technology. In certain other circumstances, we have agreed to pay RDF a percentage of the royalties or other consideration received by us from licensees (or, if greater, the amount of royalty we would have owed had we engaged in the same conduct as the licensees). In addition, RDF retains the right to terminate the agreement or to convert the exclusive nature of the rights granted under the agreement into a nonexclusive license if we do not satisfy our contractual obligations, including making certain minimum annual payments. RDF may also terminate the agreement if we become bankrupt, if we breach the agreement or if we contest the patents included in this technology. The termination of the Assignment Agreement or its conversion to a nonexclusive agreement would adversely affect our business.

        PATENTS AND PROPRIETARY TECHNOLOGY. We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of November 1,1998, we owned or had exclusive rights to 11 issued or allowed United States patents, 12 pending United States patent applications, 48 issued foreign patents and 49 pending foreign applications on file covering various aspects of our drug delivery technology. We intend to file additional patent applications in the future. We cannot be certain that any additional patents will be issued to us. In addition, we cannot be certain that, if any patents are issued, they will provide us with significant protection or will not be challenged. Even if such patents are enforceable, we anticipate that any attempt to enforce our patents would be time consuming and costly. Moreover, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the United States.

        The patent positions of pharmaceutical, biotechnology and drug delivery companies, including us, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we cannot be certain that any of our patent applications will result in the issuance of patents. We also cannot be certain that, if any patents issue, they will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our pending patent applications. We also cannot be certain that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention that could result in substantial cost to us, even if the eventual outcome is favorable to us. We cannot be certain that a court would hold our patents, if issued, valid. An adverse outcome of any patent litigation could subject us to significant liabilities to third parties. It might also require us to license disputed rights from or to third parties or require us to cease using the technology in dispute.

        We cannot be certain that others will not assert infringement claims against us in the future. Infringement claims may result in costly litigation or require us to obtain a license to intellectual property rights of others. We cannot be certain that any licenses would be available on terms acceptable to us, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could adversely affect our business. Finally, litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

        POSSIBLE VOLATILITY OF STOCK PRICE. Companies like ours have, in recent years, experienced dramatic stock price volatility. The following factors may cause the market price of our common stock to fluctuate significantly:

        o announcements of technological innovations or new products by our competitors and others,

        o the status of submissions to the FDA or its international equivalent,

        o variations in our results of operations, market conditions, analysts' estimates and the stock market generally, and

        o stock market perceptions of the pharmaceutical, biotechnology and/or drug delivery industries specifically.

        Also, future sales of shares by existing shareholders could adversely affect the price of our common stock.

        DEPENDENCE ON SUPPLIERS. We currently rely on a limited number of suppliers to provide the materials used to manufacture our DepoFoam formulations. Certain of these materials are purchased only from one supplier. If we cannot obtain adequate quantities of necessary materials from our existing suppliers, we cannot be certain that we will be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Regulatory requirements applicable to drugs tend to make the substitution of suppliers costly and time-consuming. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could adversely affect our ability to manufacture and market our products.

        RELIANCE ON MANUFACTURING PROCESS. To date, we have relied on a particular proprietary method of manufacture. We cannot be certain that this method will be applicable to all pharmaceuticals or biologics we desire to commercialize. Further, the yield of product incorporated into the delivery system may be highly variable for different therapeutic agents. Finally, we will need to successfully meet any manufacturing challenges associated with the characteristics of the drug to be encapsulated. The physical and chemical stability of the DepoFoam formulation may vary with each therapeutic agent over time and under various storage conditions. We cannot be certain that the manufacturing process will result in economically viable yields of product. The manufacturing process also may not produce formulations of therapeutic products sufficiently stable under suitable storage conditions to be commercially useful. If we decide to pursue alternative manufacturing methods for some or all of our drugs, we cannot be certain that these methods will prove to be commercially practical or that we will have or be able to acquire rights to use such alternative methods.

        LIMITED SALES AND MARKETING CAPABILITY. Commercialization of our products is expected to be expensive and time-consuming. If we elect to participate directly in sales and marketing efforts for our products, we will need to build a sales and marketing staff. We cannot be certain that we will be able to establish an adequate sales and marketing capability in any or all targeted markets or that we will be successful in gaining market acceptance for our products. To the extent we enter into co-promotion or other licensing arrangements, our revenues, if any, will depend on the efforts of third parties. We cannot be certain that such efforts will be successful. To the extent we rely on our collaborators, we cannot be certain that any of these collaborators or their sublicensees will successfully market or distribute our products. We also cannot be certain that we will be able to establish a successful direct sales organization or acceptable co-promotion or distribution arrangements.

        LEGAL PROCEEDINGS. In April 1998, a class action was filed against us and two of our former officers. The lawsuit alleges violations of federal securities laws and seeks unspecified money damages on behalf of a class of shareholders who purchased our stock during the period April 1, 1996 through December 18, 1997. We believe the lawsuit is without merit and intend to defend it vigorously. This litigation and any future litigation brought against us or our employees, regardless of the outcome, may result in substantial cost and expense and significant diversions of time and effort by our personnel. Depending on the amount and timing, an unfavorable resolution of litigation could adversely affect our business.

        ACCESS TO DRUGS. Our ability to develop and commercialize our technology will be affected by our access and our partners' access to the drugs that are to be formulated. We intend in certain circumstances to rely on the ability of our partners to provide access to the drugs that are to be formulated for use with DepoFoam. We cannot be certain, however, that our partners will have appropriate drug candidates for formulation in DepoFoam. In addition, we cannot be certain that we or our partners will not be alleged or determined to be infringing on third parties' rights and will not be prohibited from using the drug or be found liable for damages. Any restriction on access or liability for damages would adversely affect our business.

        DEPENDENCE ON KEY PERSONNEL. Our success is highly dependent, in part, on our ability to retain highly qualified personnel, including senior management and scientific personnel. Competition for such personnel is intense and the inability to retain additional key employees or the loss of one or more current key employees could adversely affect our business. We cannot be certain that we will be successful in retaining required personnel in the future. Since February 1998, our workforce has been reduced by approximately 63% to 64 employees through November 1, 1998 in order to minimize expenditures. We cannot be certain that we will not be required to reduce our workforce in the future. Any such further reductions could adversely affect our business.

        HIGHLY COMPETITIVE INDUSTRY. The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. Our success will depend on maintaining a competitive position and developing products and technologies for efficient and cost-effective drug delivery. Our products will compete with other formulations of drugs and with other drug delivery systems. We cannot be certain that any of our products will have advantages that will be significant enough to cause medical professionals to use them. We believe that our products will compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance. New drugs or further development in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication or may offer comparable performance at lower cost than our DepoFoam drug delivery system may offer. We are aware of many other competitors in the field of drug delivery, including competitors developing injectable or implantable drug delivery systems, oral drug delivery technologies, passive transdermal systems, electrotransport systems, oral transmucosal systems and inhalation systems. We cannot be certain that developments by others will not render our products or technologies uncompetitive or obsolete. Many of our existing or potential competitors have substantially greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than us. Furthermore, acquisitions of competing drug delivery companies by large pharmaceutical companies could enhance competitors' financial, marketing and other resources. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval or gaining market share for products more rapidly than us.

        PRODUCT LIABILITY; AVAILABILITY OF INSURANCE. The design, development and manufacture of our products involve an inherent risk of product liability claims and associated adverse publicity. We have obtained clinical trial product liability insurance for our human clinical trials. We intend to obtain insurance for future clinical trials of other products under development and for potential product liability associated with the commercial sale of our products. We cannot be certain, however, that we will be able to obtain or maintain insurance for any of our clinical trials or commercial products. Although we currently maintain general liability insurance, we cannot be certain that the coverage limits of our insurance policies will be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against us in excess of our insurance coverage would adversely affect our business.

        HAZARDOUS MATERIALS. Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from these materials. If such an accident occurs, we could be held liable for any damages that result and any such liability could exceed our resources. We may incur substantial cost to comply with environmental regulations.

        NO DIVIDENDS. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the future. Pursuant to a bank credit facility, we may not, without the bank's prior written consent, pay or declare dividends except for dividends payable solely in our stock.

        UNCERTAINTY OF HEALTH CARE REFORM MEASURES AND THIRD-PARTY REIMBURSEMENT. A series of legislative and regulatory health care reform proposals announced in recent years have created uncertainty that could adversely affect our ability to raise capital and to identify and reach agreements with potential partners. If such proposals are eventually adopted, our business could be adversely affected. Furthermore, our ability to commercialize our potential product portfolio may be adversely affected to the extent that such proposals have an adverse effect on the business, financial condition and profitability of other companies that are current or prospective collaborators for certain of our proposed products.

        Sales of our potential products in foreign and domestic markets, if any, will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Our proposed products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing and any such changes could further limit reimbursement for medical products and services.

        POSSIBLE ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. Certain provisions of our Articles of Incorporation could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our shareholders. The provisions could preclude transactions in which our shareholders might receive a premium for their shares over the current market prices and otherwise limit the ability of our shareholders to approve transactions that they may deem to be in their best interests. Our Board of Directors also may issue up to 5,000,000 shares of Preferred Stock in one or more series and fix the rights and preferences of such Preferred Stock without any further vote or action by our shareholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock or otherwise adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. In addition, the issuance of Preferred Stock could have the effect of delaying or preventing a change in control.

        YEAR 2000 COMPLIANCE.

        DESCRIPTION OF THE ISSUE. The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, or a temporary inability to process transactions or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to us from our internal computer systems as well as from computer systems of others with whom we deal. Failures of our and/or others' business systems could adversely impact our ability to conduct our business.

        INTERNAL REVIEW OF YEAR 2000 IMPACT. During 1997, we began a review of our internal business systems, including embedded technology in manufacturing or other equipment, as well as the business systems of our suppliers, with the goal of achieving Y2K readiness by late 1999 and minimizing the effect that Y2K issues will have on our operations. In February 1998, a report to the Audit Committee of DepoTech's Board of Directors was prepared concerning the status of our current and proposed Y2K activities. In addition, we currently are reviewing all of our internal business systems to ensure that such systems either will be Y2K ready, or will be modified or replaced by Y2K ready systems by no later than the end of 1998. We plan to simulate and test, in a Y2K environment, its business systems to verify our Y2K readiness by no later than mid-1999. The expected completion dates are based on management's best estimates and we cannot be certain that we will achieve these completion dates.

        VENDORS. We are compiling a list of our key services vendors and products vendors to ensure Y2K readiness of as many vendors as possible. We have initiated communication with our key vendors to determine to what extent we may be vulnerable due to their failure to be Y2K ready. This communication, including site visits by our personnel, will be ongoing throughout calendar 1999. We cannot be certain that the systems of other companies on which we rely will be Y2K ready on a timely basis and will not have an adverse effect on our operations. In the instances where we are unable to determine that our vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, we will consider contingency plans, including moving to currently identified alternate sources, or developing new alternate sources, to the extent possible.

        COSTS. We do not expect the cost of Y2K assessment, including both incremental spending and redeployed resources, will be material. The cost projections are based on management's best estimates we cannot be certain that we will achieve these estimates. Actual results could differ materially from those anticipated.

Item 3         Quantitative and Qualitative Disclosures About Market Risk.

               None.

PART II - OTHER INFORMATION

Item 1         Legal Proceedings.

               None

Item 2         Changes in Securities and Use of Proceeds.

               None

Item 3         Defaults Upon Senior Securities

               DepoTech has financed certain capital expenditures through capital leases and bank debt. All borrowings are secured by the capital equipment financed. The terms of DepoTech's bank loan and equipment lease agreements require DepoTech to maintain certain cash balances. At September 30, 1998, DepoTech was not in compliance with these covenants. The agreements require DepoTech to post cash collateral if the covenants are violated. In October 1998, DepoTech entered into an agreement in which its lenders agreed to not exercise their rights against DepoTech related to its past non-compliance until January 31, 1999 provided that DepoTech satisfies certain conditions. DepoTech believes it has satisfied such conditions and is discussing future financing terms with its lenders. In connection with this agreement, DepoTech pledged $4.7 million as cash collateral and prepaid a total of $1.3 million in principal and interest through January 1999 for its equipment leases and bank loan. In addition, long term capital lease obligations and a bank note payable totaling $6.3 million have been reclassified as current debt.


Item 4         Submission of Matters to a Vote of Security Holders

               None

Item 5         Other Information

               None

Item 6         Exhibits and Reports on Form 8-K.

(a)      Exhibits

        Exhibit
        Number
        -------
        3.1     Fourth Restated Articles of Incorporation of DepoTech (filed as Exhibit 3.2) (1).

        3.2     Amended and Restated Bylaws of DepoTech (filed as Exhibit 3.4)
                (1).

        Exhibit
        Number
        -------

        10.1    Employment Agreement, dated June 11, 1998, between DepoTech
                Corporation and Terrence Chew.

        10.2    First Amendment to Marketing and Distribution Agreement dated
                September 11, 1998 between the DepoTech Corporation and
                Pharmacia & Upjohn S.p.A.

        27.1    Financial Data Schedule.

        (1) Incorporated by reference to the above noted exhibit to DepoTech's Registration Statement on Form S-1 (No. 33-95890), as amended.

(b)      Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                              DEPOTECH CORPORATION

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       DEPOTECH CORPORATION

                                       /s/ Fred A. Middleton
                                       ---------------------------------
Date: November 16, 1998                Fred A. Middleton
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                       /s/ Dana S. McGowan
                                       ----------------------------------
Date: November 16, 1998                Dana S. McGowan
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)